Form 10-Q
period 1996-03-31
PRI AUTOMATION INC
filed 1996-05-15
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               _________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         Commission File Number
               ______ to ______                         0-24934


                             PRI AUTOMATION, INC.
            (Exact name of registrant as specified in its charter)


          Massachusetts                                04-2495703
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation)

     805 Middlesex Turnpike                                01821
         Billerica, MA                                   (Zip Code)
(Address of principal executive offices)

                Registrant's telephone number:  (508) 663-8555
                               _________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No          .
                                               ---------    ---------

  The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996:


               Class                       Number of Shares Outstanding
               -----                       ----------------------------

     Common Stock, $.01 par value                    7,216,607



                              Page 1 of 13 pages
                       Exhibit Index Located on Page 12

                             PRI AUTOMATION, INC.

                                     INDEX


                                                              Page No.
                                                              --------

Part I.    Financial Information
           ---------------------

           Item 1.     Financial Statements

                       Condensed Consolidated
                       Statements of Operations for
                          the Three and Six Months
                          Ended March 31, 1996 and
                          March 31, 1995                         3

                       Condensed Consolidated
                       Balance Sheets as of
                       March 31, 1996 and September              4
                       30, 1995

                       Condensed Consolidated
                       Statements of Cash Flows for
                          the Six Months Ended March
                          31, 1996 and March 31, 1995            5

                       Notes to Condensed Consolidated
                       Financial Statements                      6

           Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                             7-9

Part II.   Other Information
           -----------------

           Item 6.     Exhibits and Reports on Form 8-K          10

SIGNATURE                                                        11

           Exhibit Index                                         12
           Exhibit 11.1 Computation of Net Income
                        Per Common Share                         13

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended  Six Months Ended
                                          ------------------  ----------------
                                              March 31,          March 31,
                                              ---------          ---------
                                            1996      1995     1996     1995
                                            ----      ----     ----     ----

Net revenue.............................   $26,200   $14,451  $48,237  $26,914
Cost of revenue.........................    13,421     7,551   24,774   14,090
                                           -------   -------  -------  -------

Gross profit............................    12,779     6,900   23,463   12,824
Operating expenses:
 Research and development...............     4,097     2,379    7,721    4,393
 Selling, general and administrative....     4,006     2,163    7,496    4,063
                                           -------   -------  -------  -------

Operating profit........................     4,676     2,358    8,246    4,368
Other income, net.......................       482       265    1,117      303

Income before income tax provision......     5,158     2,623    9,363    4,671
Income tax provision....................     1,857       892    2,871    1,588
                                           -------   -------  -------  -------

Net income..............................   $ 3,301   $ 1,731  $ 6,492  $ 3,083
                                           =======   =======  =======  =======
Net income per common share:
 Primary................................     $0.44     $0.27    $0.86    $0.50
 Assuming full dilution.................     $0.44     $0.27    $0.86    $0.50
Weighted average number of common and
 common equivalent shares outstanding:
 Primary................................     7,552     6,319    7,562    6,104
 Assuming full dilution.................     7,564     6,374    7,588    6,136




The accompanying notes are an integral part of the condensed consolidated financial statements.

                             PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                          March 31,     September 30,
                                                                            1996            1995
                                                                            ----            ----
                                                                         (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents............................................     $30,006        $38,005
 Marketable Securities................................................      12,363         10,868
 Trade accounts receivable, net.......................................      20,336         16,624
 Contracts in progress................................................      17,297          7,382
 Inventories..........................................................      14,800         11,416
 Deferred income taxes................................................       1,228          1,038
 Other current assets.................................................         535          1,431
                                                                          --------        -------
  Total current assets................................................      96,565         86,764
 Property and equipment, net..........................................       6,409          5,027
 Marketable Securities................................................       3,345          3,179
 Other assets.........................................................       1,324             29
                                                                          --------        -------
  Total assets........................................................    $107,643        $94,999
                                                                          ========        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   ...................................................................
 Accounts payable.....................................................    $  7,771        $ 7,037
 Accrued expenses.....................................................       1,261          1,332
 Accrued compensation.................................................       3,103          2,616
 Contract advances....................................................       1,173            938
 Billings in excess of costs
   and estimated earnings.............................................       3,139            239
 Income taxes payable.................................................       2,758          1,411
                                                                          --------        -------
  Total current liabilities...........................................      19,205         13,573

 Stockholders' equity:
  Common stock, $.01 par value; 12,000,000 shares
    authorized; 7,187,962 and 6,998,266 issued and
    outstanding at March 31, 1996 and
    September 30, 1995, respectively..................................          72             70
  Additional paid-in capital..........................................      70,562         70,044
  Retained earnings...................................................      17,804         11,312
                                                                          --------        -------
   Total stockholders' equity.........................................      88,438         81,426
                                                                          --------        -------
   Total liabilities and stockholders' equity.........................    $107,643        $94,999
                                                                          ========        =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                    Six Months Ended March 31,
                                                   ----------------------------
                                                       1996           1995
                                                       --------       --------

Net cash used in operating activities:...........       $(4,646)       $(1,475)
                                                        -------        -------

Cash flows from investing activities:
 Purchases of marketable securities..............        (6,311)            --
 Proceeds from sales and maturities of
  marketable securities..........................         4,653             --
 Purchases of property and equipment.............        (2,215)          (743)
                                                        -------        -------
  Net cash used in investing activities..........        (3,873)          (743)
                                                        -------        -------
Cash flows from financing activities:
 Proceeds from borrowings........................            --          1,330
 Repayments of borrowings........................            --         (5,138)
 Repayments of capital lease obligation..........            --           (218)
 Proceeds from exercise of stock options.........           246             95
 Proceeds from issuance of common stock, net of
  issuance costs.................................           274         26,887
                                                        -------        -------
  Net cash provided by financing activities......           520         22,956
                                                        -------        -------
Net increase (decrease) in cash and cash
 equivalents.....................................        (7,999)        20,738
Cash and cash equivalents at beginning of period.        38,005            667
                                                        -------        -------
Cash and cash equivalents at end of period.......       $30,006        $21,405
                                                        =======        =======

Supplemental disclosure of cash flow information:
 Noncash transactions:
  Conversion of Series A Redeemable Convertible
  Preferred Stock................................            --        $ 4,063




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  Basis of Presentation

    The condensed consolidated financial statements include the accounts of PRI Automation, Inc., and its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated.

    While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of the Company for the year ended September 30, 1995 included in its Form 10-K, filed with the Securities and Exchange Commission.

B.  Inventories

    Inventories consist of the following:

                                          March 31,  September 30,
                                            1996         1995
                                            ----         ----

    Raw materials.......................   $13,378      $ 9,420
    Work in process.....................     1,422        1,996
                                           -------      -------
                                           $14,800      $11,416
                                           =======      =======


                             PRI AUTOMATION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Factors which could cause such differences include those set forth under "Risk Factors" in the Company's Registration Statement on Form S-1, file no. 33-94070.

Results of Operations

    Revenue: Net revenue for the three and six months ended March 31, 1996 was $26.2 million and $48.2 million, respectively, an increase of 81.3% and 79.2%, respectively, over the corresponding periods in fiscal 1995. The increases resulted from greater market acceptance of, and demand for, the Company's flexible factory automation systems, from a general expansion of the semiconductor manufacturing industry which has caused semiconductor manufacturers to upgrade or expand existing fabrication facilities and to construct new facilities, and from the Company's strong results from Europe and the Asia Pacific region. Net export sales to unaffiliated customers for the three and six months ended March 31, 1996 were $3.6 million and $8.3 million, respectively, compared with $1.0 million and $2.1 million, for the corresponding periods in fiscal 1995, and accounted for 13.9% and 17.3% of net revenue, respectively, compared with 6.9% and 7.8% for the corresponding periods in fiscal 1995.

    Gross profit: The gross profit margin for the three and six months ended March 31, 1996 was 48.8% and 48.6%, respectively, as compared to 47.7% and 47.6% for the corresponding periods in fiscal 1995. The increases are largely attributable to an increase in sales volume, which permitted increased utilization of certain fixed and semi-variable components of the manufacturing overhead cost structure.

    Research and development: Research and development expenses for the three and six months ended March 31, 1996 were $4.1 million and $7.7 million, representing 15.6% and 16.0% of net revenue, respectively, compared with research and development expenses of $2.4 million and $4.4 million, representing 16.5% and 16.3% of net revenue, respectively, for the corresponding periods in fiscal 1995. The increase in dollar amount primarily reflects an increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue in fiscal 1996 grew more rapidly than did research and development expenses.

    Selling, general and administrative: Selling, general and administrative expenses for the three and six months ended March 31, 1996 were $4.0 million and $7.5 million, representing 15.3% and 15.5% of net revenue, respectively, compared with selling, general and administrative expenses of $2.2 million and $4.1 million, representing 15.0% and 15.1% of net revenue, respectively, for the corresponding periods in fiscal 1995. The increase in dollar amount is primarily due to an increase in personnel, commissions, and related expenses associated with higher sales volume, expanding marketing, market research and communications programs, and to increased sales and marketing efforts in the Asia Pacific region.

    Operating profit: As a result of the foregoing factors, operating profit for the three and six months ended March 31, 1996 increased to $4.7 million and $8.2 million, respectively, an increase of 98.3% and 88.8%, respectively, over the corresponding periods in fiscal 1995.

    Other income, net: Other income, net, for the three and six months ended March 31, 1996 was $482,000 and $1.1 million respectively, as compared to $265,000 and $303,000, respectively for the corresponding periods in fiscal 1995. Interest income for the three and six months ended March 31, 1996 was $492,000 and $1.1 million, respectively, as compared to $277,000 and $490,000 for the corresponding periods in fiscal 1995. The increases are attributable to the investment of a significant portion of the net proceeds from the Company's public offering of common stock in July 1995 in marketable securities. Interest expense for the three and six months ended March 31, 1996 was $11,000 and $19,000, respectively, as compared to $12,000 and $187,000 for the corresponding periods in fiscal 1995. A significant portion of the interest expense for the six months ended March 31, 1995 is attributable to a prepayment charge on the early retirement of a note in connection with the Company's initial public offering in October 1994.

    Income tax provision: The effective tax rate for the three and six months ended March 31, 1996 was 36.0% and 30.7%, respectively, compared to 34.0% for each of the corresponding periods in fiscal 1995. For the three months ended March 31, 1996, the increase is due primarily to an expected lower proportion of tax credits due to tax law changes. For the six months ended March 31, 1996 the decrease is largely attributable to a one-time benefit due to the elimination of certain valuation allowances placed against certain deferred tax assets, partly offset by an expected proportion of tax credits due to tax law changes.

Liquidity and Capital Resources

    Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

    As of March 31, 1996, the Company had working capital of $77 million, including cash and cash equivalents of $30 million and short-term marketable securities of $12 million.

    Net cash used in operating activities for the six months ended March 31, 1996 was $4.6 million, compared to $1.5 million for the corresponding period in 1995. The net use of cash in operating activities for the six months ended March 31, 1996 was primarily attributable to an increase in trade accounts receivable of $3.7 million, resulting from increased shipments; an increase in contracts in progress of $9.9 million; and an increase in inventory of $3.4 million due to increased product demand. These uses of cash were offset in part by an increase in billings in excess of costs and estimated earnings of $2.9 million; an increase in income taxes payable of $1.3 million; a decrease of other current assets of $900,000, and net income of $6.5 million. The net use of cash in operating activities for the six months ended March 31, 1995 was primarily attributable to an increase in trade accounts receivable of $6.0 million resulting from increased shipments and an increase in inventory of $1.5 million due to increased product demand, offset in part by a reduction of other current assets of $1.1 million, an increase in billings in excess of costs and estimated earnings of $1.6 million and net income of $3.1 million.

    Net cash used in investing activities for the six months ended March 1996 was $3.9 million as compared to $743,000 for the corresponding period in 1995. The increase is largely attributable to investments in computers and peripherals associated with an increase in employees.

    Net cash provided by financing activities for the six months ended March 31, 1996 was $520,000 as compared to $23.0 million for the corresponding period in fiscal 1995. Net cash provided by financing activities for the six months ended March 31, 1996 was attributable to the exercise of stock options and issuance of common stock pursuant to the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the six months ended March 31, 1995 was due primarily to $26.7 million of net proceeds from the Company's initial public offering, net of application of a portion of these proceeds to repayments of borrowings.

    Since December 31, 1995, the Company has had no borrowings under its working capital line of credit from the Bank. The line of credit enabled the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $5,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such line of credit is conditioned upon, among other things, the Company meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company could elect to convert revolving loans into loans bearing interest at 2.25% above the Bank's cost of funds. The working capital line of credit expired on March 1, 1996, and the Company is in the process of negotiating an extension of the line of credit or the establishment of a new lending facility with the Bank.

    The Company believes that anticipated cash flow from operations, and existing cash and marketable securities balances will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits

Exhibit
Number                        Description
- - ------                        -----------

  *3.4         Amended and Restated By-Laws of the Company
  *3.5         Restated Articles of Organization of The Company
  *4.1         Specimen certificate for the Common Stock of the Company
  11.1         Computation of Net Income Per Common Share
_______________

  * Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836, as declared effective by the Securities and Exchange Commission on October 13, 1994.




            b) Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PRI AUTOMATION, INC.



   Date: May 13, 1996                        By:   /S/ John J. Schickling
                                             ----------------------------
                                                   John J. Schickling
                                                   Duly Authorized Officer and
                                                   Principal Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description                        Page
 ------                          -----------                        ----

   11.1     Computation of Net Income Per Common Share              13