Form 10-Q
period 1996-06-30
PRI AUTOMATION INC
filed 1996-08-12
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            Commission File Number
             ______ to ______                            0-24934


                             PRI AUTOMATION, INC.
            (Exact name of registrant as specified in its charter)


        Massachusetts                                  04-2495703
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation)

      805 Middlesex Turnpike                                       01821
          Billerica, MA                                          (Zip Code)
(Address of principal executive offices)

                 Registrant's telephone number:  (508) 663-8555
                              -----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      .
                                               -----      -----

  The number of shares outstanding of each of the issuer's classes of common stock as of August 3, 1996:

             Class                       Number of Shares Outstanding
             -----                       ----------------------------
   Common Stock, $.01 par value                   7,264,429


                              Page 1 of 24 pages
                       Exhibit Index Located on Page 12

                             PRI AUTOMATION, INC.

                                     INDEX



                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information
          ----------------------
         Item 1.                 Financial Statements

                                 Condensed Consolidated Statements of Operations for
                                    the Three and Nine Months Ended June 30, 1996 and
                                    June 30, 1995                                               3

                                 Condensed Consolidated Balance Sheets as of
                                    June 30, 1996 and September 30, 1995                        4

                                 Condensed Consolidated Statements of Cash Flows for
                                    the Nine Months Ended June 30, 1996 and
                                    June 30, 1995                                                5

                                 Notes to Condensed Consolidated Financial Statements            6

          Item 2.                Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                7-9

Part II.  Other Information
          -----------------

          Item 6.                Exhibits and Reports on Form 8-K                                10

 SIGNATURE                                                                                       11

          Exhibit Index                                                                          12


                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                          ------------------  -----------------
                                              June 30,             June 30,
                                              --------             --------
                                            1996      1995      1996     1995
                                          ---------  -------  --------  -------

Net revenue.............................    $28,440  $16,518   $76,677  $43,432
Cost of revenue.........................     14,648    8,604    39,422   22,694
                                            -------  -------   -------  -------

Gross profit............................     13,792    7,914    37,255   20,738
Operating expenses:
 Research and development...............      4,515    2,565    12,236    6,958
 Selling, general and administrative....      4,471    2,736    11,967    6,799
                                            -------  -------   -------  -------

Operating profit........................      4,806    2,613    13,052    6,981
Other income, net.......................        531      269     1,648      573
                                            -------  -------   -------  -------

Income before income tax provision......      5,337    2,882    14,700    7,554
Income tax provision....................      1,815      922     4,686    2,511
                                            -------  -------   -------  -------

Net income..............................    $ 3,522  $ 1,960   $10,014  $ 5,043
                                            =======  =======   =======  =======
Net income per common share:
 Primary................................      $0.46    $0.31     $1.32    $0.85
 Assuming full dilution.................      $0.46    $0.30     $1.32    $0.83
Weighted average number of common and
 common equivalent shares outstanding:
 Primary................................      7,597    6,384     7,574    5,958
 Assuming full dilution.................      7,618    6,468     7,598    6,054




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      June 30,  September 30,
                                                        1996        1995
                                                        ----        ----
                                                     (Unaudited)
                         ASSETS

Current assets:
 Cash and cash equivalents.......                      $ 34,954  $38,005
 Marketable securities...........                        10,036   10,868
 Trade accounts receivable, net..                        18,985   16,624
 Contracts in progress...........                        17,357    7,382
 Inventories.....................                        17,728   11,416
 Deferred income taxes...........                         1,323    1,038
 Other current assets............                         2,099    1,431
                                                       --------  -------
  Total current assets...........                       102,482   86,764
 Property and equipment, net.....                         8,380    5,027
 Marketable securities...........                         3,510    3,179
 Other assets....................                         1,765       29
                                                       --------  -------
  Total assets...................                      $116,137  $94,999
                                                       ========  =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................  $ 13,149  $ 7,037
 Accrued expenses....................................     1,414    1,332
 Accrued compensation................................     4,573    2,616
 Contract advances...................................       292      938
 Billings in excess of costs and estimated earnings..        --      239
 Income taxes payable................................     3,920    1,411
                                                       --------  -------
  Total current liabilities..........................    23,348   13,573

 Stockholders' equity:
  Common stock, $.01 par value; 12,000,000 shares
   authorized; 7,255,204 and 6,998,266 issued and
   outstanding at June 30, 1996 and
   September 30, 1995, respectively..................        73       70
  Additional paid-in capital.........................    71,360   70,044
  Unrealized gain on marketable securities, net......        30       --
  Retained earnings..................................    21,326   11,312
                                                       --------  -------
   Total stockholders' equity........................    92,789   81,426
                                                       --------  -------
   Total liabilities and stockholders' equity........  $116,137  $94,999
                                                       ========  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                    Nine Months Ended June 30,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------

Net cash provided by (used in) operating
 activities:.....................................       $   363        $(3,145)
                                                        -------        -------

Cash flows from investing activities:
 Purchases of marketable securities..............        (7,822)            --
 Proceeds from sales of marketable securities....         1,900             --
 Proceeds from maturities of marketable
  securities.....................................         6,453             --
 Purchases of property and equipment.............        (4,715)        (2,209)
                                                        -------        -------
  Net cash used in investing activities..........        (4,184)        (2,209)
                                                        -------        -------
Cash flows from financing activities:
 Proceeds from borrowings........................            --          1,330
 Repayments of borrowings........................            --         (5,139)
 Repayments of capital lease obligation..........            --           (224)
 Proceeds from exercise of stock options.........           496            375
 Proceeds from issuance of common stock, net of
  issuance costs.................................           274         26,887
                                                        -------        -------
  Net cash provided by financing activities......           770         23,229
                                                        -------        -------
Net increase (decrease) in cash and cash
 equivalents.....................................        (3,051)        17,875
Cash and cash equivalents at beginning of period.        38,005            667
                                                        -------        -------
Cash and cash equivalents at end of period.......       $34,954        $18,542
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

  While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Therefore, the condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of the Company for the year ended September 30, 1995 included in its Form 10-K for such year filed with the Securities and Exchange Commission.

B.  Inventories

    Inventories consist of the following:


                                                        June 30,  September 30,
                                                          1996        1995
                                                        --------  -------------

    Raw materials....................................    $13,726        $ 9,420
    Work in process..................................      4,002          1,996
                                                         -------        -------
                                                         $17,728        $11,416
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

Results of Operations

  Revenue: Net revenue for the three and nine months ended June 30, 1996 was $28.4 million and $76.7 million, respectively, an increase of 72.2% and 76.5%, respectively, over the corresponding periods in fiscal 1995. The increases resulted from greater market acceptance of, and demand for, the Company's flexible factory automation systems as a result of semiconductor manufacturers continuing upgrades and expansions of existing fabrication facilities and construction of new facilities, and from the Company's strong results from Europe and the Asia Pacific region. Net export sales to unaffiliated customers for the three and nine months ended June 30, 1996 were $3.0 million and $11.4 million, respectively, compared with $369,000 and $2.5 million, for the corresponding periods in fiscal 1995, and accounted for 10.6% and 14.9% of net revenue, respectively, compared with 2.4% and 5.8% for the corresponding periods in fiscal 1995.

  Gross profit: The gross profit margin for the three and nine months ended June 30, 1996 was 48.5% and 48.6%, respectively, as compared to 47.9% and 47.7% for the corresponding periods in fiscal 1995. The increases are largely attributable to an increase in sales volume, which permitted increased utilization of certain fixed and semi-variable components of the manufacturing overhead cost structure.

  Research and development: Research and development expenses for the three and nine months ended June 30, 1996 were $4.5 million and $12.2 million, representing 15.9% and 16.0% of net revenue, respectively, compared with research and development expenses of $2.6 million and $7.0 million, representing 15.5% and 16.0% of net revenue, respectively, for the corresponding periods in fiscal 1995. The increase in dollar amount primarily reflects an increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements.

  Selling, general and administrative: Selling, general and administrative expenses for the three and nine months ended June 30, 1996 were $4.5 million and $12.0 million, representing 15.7% and 15.6% of net revenue, respectively, compared with selling, general and administrative expenses of $2.7 million and $6.8 million, representing 16.6% and 15.7% of net revenue, respectively, for the corresponding periods in fiscal 1995. The increase in dollar amount is primarily due to an increase in personnel, commissions, and related expenses associated with higher sales volume, expanding marketing, market research and communications programs, and to increased sales and marketing efforts in the Asia Pacific region.

  Operating profit: As a result of the foregoing factors, operating profit for the three and nine months ended June 30, 1996 increased to $4.8 million and $13.1 million, respectively, an increase of 83.9% and 87.0%, respectively, over the corresponding periods in fiscal 1995.

  Other income, net: Other income, net, for the three and nine months ended June 30, 1996 was $531,000 and $1.6 million respectively, as compared to $269,000 and $573,000, respectively for the corresponding periods in fiscal 1995. Interest income for the three and nine months ended June 30, 1996 was $534,000 and $1.7 million, respectively, as compared to $281,000 and $772,000 for the corresponding periods in fiscal 1995. The increases are attributable to the investment of a significant portion of the net proceeds from the Company's public offering of common stock in July 1995 in marketable securities. Interest expense for the three and nine months ended June 30, 1996 was $2,000 and $21,000, respectively, as compared to $12,000 and $199,000 for the corresponding periods in fiscal 1995. A significant portion of the interest expense for the nine months ended June 30, 1995 is attributable to a prepayment charge on the early retirement of a note in connection with the Company's initial public offering in October 1994.

  Income tax provision: The effective tax rate for the three and nine months ended June 30, 1996 was 34.0% and 31.9%, respectively, compared to 32.0% and 33.2% for the corresponding periods in fiscal 1995. For the three months ended June 30, 1996, the increase is due primarily to an expected lower proportion of tax credits due to tax law changes. For the nine months ended June 30, 1996 the decrease is largely attributable to a one-time benefit due to the elimination of certain valuation allowances placed against certain deferred tax assets, partly offset by an expected lower proportion of tax credits due to tax law changes.

Liquidity and Capital Resources

  Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

  As of June 30, 1996, the Company had working capital of $79.1 million, including cash and cash equivalents of $35.0 million and short-term marketable securities of $10.0 million.

  Net cash provided by operating activities for the nine months ended June 30, 1996 was $363,000, compared to net cash used of $3.1 million for the corresponding period in 1995. The net cash provided by operating activities for the nine months ended June 30, 1996 was primarily attributable to net income of $10.0 million, an increase in accounts payable of $6.1 million and an increase in income taxes payable of $2.5 million, offset partially by an increase in contracts in progress of $10.0 million, an increase in inventory of $6.3 million and an increase in trade accounts receivable of $2.4 million.

  Net cash used in investing activities for the nine months ended June 30, 1996 was $4.2 million as compared to $2.2 million for the corresponding period in 1995. The net cash used in investing activities for the nine months ended June 30, 1996 was primarily attributable to the purchase of property and equipment of $4.7 million.

  Net cash provided by financing activities for the nine months ended June 30, 1996 was $770,000 as compared to $23.2 million for the corresponding period in fiscal 1995. Net cash provided by financing activities for the nine months ended June 30, 1996 was attributable to the exercise of stock options and issuance of common stock pursuant to the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the nine months ended June 30, 1995 was due primarily to $26.7 million of net proceeds from the Company's initial public offering, net of application of a portion of these proceeds to repayments of borrowings.

  Since December 31, 1995, the Company has had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (The "Bank"). The line of credit enables the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such line of credit is conditioned upon, among other things, the Company meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company can elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

  The Company believes that anticipated cash flow from operations and existing cash and marketable securities balances will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits

 Exhibit
 Number                       Description
 ------                       -----------

  *3.4        Amended and Restated By-Laws of the Company
  *3.5        Restated Articles of Organization of The Company
  *4.1        Specimen certificate for the Common Stock of the Company
  10.16       Second Loan Modification Agreement dated as of March 1, 1996 between the Company and Fleet Bank of Massachusetts, N.A.
  10.17       $10,000,000 Promissory Note dated as of March 1, 1996 made by the
              Company to the order of Fleet Bank of Massachusetts, N.A.
  11.1        Computation of Net Income Per Common Share
 ---------------

     * Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836, as declared effective by the Securities and Exchange Commission on October 13, 1994.



            b) Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PRI AUTOMATION, INC.



Date: August 5, 1996          By:   /S/ John J. Schickling
                                   --------------------------------------
                                   John J. Schickling
                                   Duly Authorized Officer and
                                   Principal Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 Number                       Description                                  Page
 ------                       -----------                                  ----

10.16    Second Loan Modification Agreement dated as of March 1, 1996
         between the Company and Fleet Bank of Massachusetts, N.A.         13-21
10.17    $10,000,000 Promissory Note dated as of March 1, 1996 made by the Company to the order of Fleet Bank of Massachusetts, N.A.  22-23
11.1     Computation of Net Income Per Common Share                           24