Form 10-K/A
period 1995-09-30
PRI AUTOMATION INC
filed 1996-12-19
CIK 927362

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ___________________

                               FORM 10-K/A NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended            Commission File Number
           September 30, 1995                        0-24934


                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

                Massachusetts                                  04-2495703
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

           805 Middlesex Turnpike                              01821-3986
               Billerica, MA                                   (Zip Code)
  (Address of principal executive offices)

                 Registrant's telephone number: (508) 670-4270
                              ___________________

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, PAR VALUE $.01
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                              ___________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 15, 1995, as reported by the Nasdaq National Market, was approximately $216,149,410. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 15, 1995 the Registrant had outstanding 7,060,547 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 26, 1996 are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

==============================================================================

Explanation:
-----------

Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, is being amended to include Exhibit 23.1, Consent of Coopers & Lybrand L.L.P.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Balance Sheets as of September 30, 1995 and 1994
Consolidated Statements of Operations for the years ended September 30, 1995,
  1994 and 1993
Consolidated Statements of Stockholders' Equity for the years ended September
  1995, 1994 and 1993
Consolidated Statements of Cash Flows for the years ended September 30, 1995,
  1994 and 1993
Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements or Notes thereto.

     (3)  EXHIBITS




EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
   3.1   Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's
         Registration Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).
   3.2   Restated Articles of Organization (filed as Exhibit 3.5 to the Company's Registration
         Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
   4.1   Specimen certificate for the Common Stock of the Company (filed as Exhibit 4.1 to the
         Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.1*  1984 Incentive Stock Option Plan of the Company (filed as Exhibit 10.4 to the Company's
         Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.2*  1994 Incentive and Non-Qualified Stock Option Plan of the Company (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.3   Letter Agreement dated March 2, 1994, between the Company and Fleet Bank of
         Massachusetts, N.A. (exhibits and schedules have been omitted) (filed as Exhibit 10.6 to the
         Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).


EXHIBIT
NUMBER                                        DESCRIPTION
-------                                       -----------
   10.4  $5,000,000 Promissory Note Dated March 2, 1994, made by the Company to the order of
         Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.7 to the Company's Registration
         Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
   10.5  Security Agreement dated as of March 2, 1994, by and between the Company and Fleet
         Bank of Massachusetts, N.A. (filed as Exhibit 10.8 to the Company's Registration Statement
         on Form S-1, File No. 33-81836, and incorporated herein by reference).
   10.6  Subordinated Note and Warrant Purchase Agreement dated as of October 22, 1993, between the Company and the Massachusetts Capital Resource Company (exhibits have been omitted)
         (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-
         81836, and incorporated herein by reference).
   10.7  $2,000,000 Subordinated Note due 2001 made by the Company to the Massachusetts Capital
         Resource Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form
         S-1, File No. 33-81836, and incorporated herein by reference).
   10.8  Common Stock Purchase Warrant entitling the Massachusetts Capital Resource Company to purchase 75,000 shares of Common Stock (filed as Exhibit 10.11 to the Company's
         Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
   10.9  Registration Rights Agreement dated as of October 22, 1993, by and between Intel
         Corporation, the Company, the Massachusetts Capital Resource Company and certain stockholders of the Company (filed as Exhibit 10.12 to the Company's Registration
         Statement on Form S-1, File No. 33-81836, and incorporated by reference).
  10.10  Lease Agreement dated as of May 5, 1994, by and between the Company and The Prudential
         Insurance Company of America (filed as Exhibit 10.14 to the Company's Registration
         Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.11  Master Lease Agreement dated as of June 18, 1992, by and between the Company and Banc
         Boston Leasing, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on
         Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.12* 1994 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.16 to the
         Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
  10.13  Modification Agreement and Supplement No. 1 to Security Agreement dated September 1,
         1994 between the Company and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).


EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
 10.14   Term Note dated September 1, 1994 made by the Company to the order of Fleet Bank of
         Massachusetts, N.A. (filed as Exhibit 10.20 to the Company's Registration Statement on
         Form S-1, File No. 33-81836, and incorporated herein by reference).
 10.15   Investor Rights Agreement dated as of June 22, 1993, by and between Intel Corporation and the Company (confidential treatment pursuant to Rule 406 granted for certain portions) (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 33-81836,
         and incorporated herein by reference).
 11.1    Computation of Net Income (Loss) Per common Share.
 21.1    List of Subsidiaries of the Company.
 23.1**  Consent of Coopers & Lybrand L.L.P.

______________________
*  management contracts and compensatory arrangements
** filed herewith

(B)  REPORTS ON FORM 8-K

     The Company did not file any Report on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PRI AUTOMATION, INC.



Date:  December 19, 1996            /s/John J. Schickling
                                    -----------------------------------
                                    John J. Schickling
                                    Principal Financial Officer and
                                    Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION                       PAGE
------                        -----------                       ----

23.1           Consent of Coopers and Lybrand L.L.P.