Form 10-K
period 1996-09-30
PRI AUTOMATION INC
filed 1996-12-20
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                ________________
                                   FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE
        SECURITIES EXCHANGE ACT OF 1934

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended            Commission File Number
           September 30, 1996                     0-24934

                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                            04-2495703
      (State of other jurisdiction                 (I.R.S. Employer
      of incorporation)                            Identification No.)

        805 MIDDLESEX TURNPIKE                         01821-3986
               BILLERICA, MA                           (Zip Code)
          (Address of principal
          executive offices)

                 Registrant's telephone number: (508) 670-4270
                              ____________________

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, PAR VALUE $.01
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                              ____________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ___.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 13, 1996 as reported by the Nasdaq National Market, was approximately $337,909,238. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 13, 1996 the Registrant had outstanding 7,345,853 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 1997 are incorporated by reference into Items 10, 11, and 12 of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS

THE COMPANY

   PRI Automation, Inc. ("PRI" or the "Company") is a leading supplier of factory automation systems that serve the needs of large, mid-sized and specialty semiconductor manufacturers and the flat panel display industry. The Company combines advanced robotics technology with material handling software to automate the complex processes of integrated circuit manufacturing. PRI's systems-which include overhead monorails, wafer stockers, reticle stockers, tool automation systems, material control software, and factory simulation and other services, including project management and on-site support-maximize wafer yield and equipment utilization in a wide range of semiconductor manufacturing environments, while providing efficient work-in-process logistics to help optimize manufacturing throughput.

   The Company sells its systems and services to semiconductor manufacturers, as well as to OEM equipment suppliers which incorporate the Company's products into systems sold to semiconductor manufacturers. The Company markets its flexible factory automation systems in North America through a direct sales force operating out of its headquarters in Billerica, Massachusetts and sales offices in California, New Jersey and Texas, and through an independent manufacturer's representative organization covering specific accounts. Outside North America, the Company's products are sold by the Company's direct sales force with sales offices in England, South Korea, Taiwan and France, in conjunction with independent manufacturer's representative organizations with offices in eight countries.

PRODUCTS

   In response to demands from users of integrated circuits, the semiconductor industry is continuously required to package more functionality and higher performance in smaller semiconductor devices at ever lower costs. In addition, users of semiconductor devices today expect manufacturers to provide a broad range of differentiated products, often including custom versions of standard products, designed for specific customers. They also require semiconductor fabrication facilities ("FABs") to respond to accelerating product design cycles and shorter product lives, and to provide quicker time to market for new products.

   The technical and operational challenges which face semiconductor manufacturers, as they seek to meet these customer demands while maintaining and improving their profitability and competitive positions in an environment of increasing cost pressures and continuously evolving technology, fall into three principal categories:

   *  Achieving and maintaining high production yields;
   * Controlling production costs by improving utilization of expensive facilities and equipment; and
   * Managing the logistics of an increasingly complex semiconductor fabrication process.

   The Company has developed an integrated line of flexible factory automation systems designed to automate the front-end semiconductor fabrication process and to address these challenges. The Company's comprehensive product line and broad range of implementation services provide a total factory automation solution which assists its customers to achieve and maintain high wafer yields, to reduce operating costs and increase their return on investment in expensive production facilities and equipment, and to manage the increasingly complex process of semiconductor fabrication. The Company's products are designed to provide its customers with flexibility in the configuration, installation and operation of factory automation systems. The Company's broad range of robotic devices and systems permits systems to be configured to meet a variety of customer requirements. The Company's systems are also designed to be installed and subsequently modified, if necessary, with minimum disruption of customers' operations. The Company also provides its customers with systems integration, factory simulation, project management, and on-site support services.

   The Company's products are built by combining modular components, each incorporating elements of the Company's core technology, to provide the storage, transport, wafer transfer, loading and control functions required for a particular customer application. The Company has developed numerous components and subsystems, including several basic types of vehicles, robot arms and other robotic systems, various end effectors (such as vacuum pick-up tools and mechanical pod, box, cassette and wafer grippers), and numerous monorail and floor track elements, elevators, conveyors, tilt and transfer stations, aligners, controllers and other specialized components. These modular building blocks are combined in a range of standard products. They also can be readily mixed and matched in custom-engineered solutions which provide the precise functionality and features required by a particular customer.

   A core competency of the Company is its ability to build sophisticated electromechanical assemblies featuring high levels of reliability and cleanliness. The Company's expertise in cleanroom robot design, precise motion control, contamination-free air handling techniques, accurate materials control and tracking software and other core technologies, combined with its intimate knowledge of the technical and operational aspects of the semiconductor fabrication process, enable the Company to provide its customers with factory automation hardware which is effective, reliable and flexible.

INTERBAY AUTOMATION SYSTEMS

   The Company's interbay automation systems consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with the associated controllers, software and communications capabilities that control them. The Company believes that almost all new FABs constructed since 1990 have adopted some form of interbay automation system. Interbay systems provide automated storage, retrieval and delivery of work-in process throughout the factory, linking each complex process step. This group of products consists of two major sub-systems:

   * Overhead monorail (AeroTrak/TM/)--PRI's AeroTrak monorail is a patented system of components linked to provide clean, fast, accurate material delivery from bay to bay. The AeroTrak system consists of a monorail track which carries a number of transport vehicles which deliver materials from point to point within a FAB, replacing manual delivery. The track typically connects various storage systems and provides the roadway system for the factory's automated materials traffic. The simple design and construction of the extruded aluminum track make it feasible to redesign and modify the track configuration at any time, providing a flexible transportation layout to meet the needs of the FAB. The monorail and vehicles are also designed to present minimum interference to the air-flow of the cleanroom.

   Vehicles traveling on the track carry the material to be distributed and are constructed to hold a cassette, box, pod or reticle, or combinations of the above (obviating the need for separate handling systems for each type of carrier). The vehicles are self-propelled using internal batteries, a feature which eliminates external power cables, permits the use of flexible, lightweight track components and simplifies the installation and modification of the AeroTrak system. The AeroTrak vehicles' on-board microprocessors and infra-red communication system allow each vehicle to communicate with the system's supervisory computer as it passes control nodes along the route. The supervisory computer can then guide the vehicle through the most efficient route to its destination.

   The system's turntable permits switching of vehicle traffic among branches of the track system, enabling a large factory layout to be broken into smaller elements for more precise computer control. A horizontal transfer switch, which permits a vehicle and section of track to be moved in a horizontal plane while a new track section is put in place to close the gap, enables a car to be diverted to a storage system or other tool for delivery or retrieval of its payload without holding up other traffic in the loop.

   A PC-based supervisory computer controls the movement of vehicles and all node operations. System software provides all control functions for vehicle communications, turntable and horizontal transfer commands and traffic routing. Traffic routing algorithms determine the most efficient route for each vehicle to deliver its load in the shortest time. A backup computer is available in the event of primary computer failure.

   * Automated Storage and Retrieval System ("stocker")--The stocker system is built as a stand-alone unit and acts as a storage buffer for work-in-process within the FAB, replacing manually stocked work-in-process ("WIP") racks. When linked with the AeroTrak system, it helps provide a total flexible factory automation solution that reduces contamination, provides for accurate process sequencing and eliminates ergonomic risks. The Company has installed interbay automation systems which incorporate as few as one and as many as 100 stocker systems.

   The stocker consists of an enclosed cabinet containing multiple rows of vertically stacked shelving on which cassettes, boxes, pods or reticles can be stored. The stocker has one or more openings through which carriers can be inserted or removed ("input/output" or "I/O" ports). A two- or three-axis vertical robot transfers carriers from the input/output ports to the storage shelves. Floor-level input/output stations provide other robotic systems, as well as human operators, with access to stored materials. Input/output options may also include an overhead material transport system interface, permitting the stocker to be connected to an AeroTrak overhead transport system to provide automated delivery and retrieval of work-in-process to and from other FAB locations during the fabrication process.

   The Company's systems are made to utilize the full height of the cleanroom (usually 10-12 feet) to provide maximum storage density per square foot of floor space-a feature that can increase FAB storage capacity per square foot of cleanroom footprint by a factor of three or four. The system is built of standard modules to permit the Company to provide systems of varying storage capabilities. The modularity of the system also allows a customer to expand storage capacity easily at a later date.

   An internal supervisory computer provides all robot motion control and maintains a database of stored work-in-process. When connected to the factory host computer, the control system provides complete data on the position and status of all work-in-process factory-wide.

   In addition to providing compact work-in-process storage, the Company's stockers can be used to provide automated storage, retrieval and tracking of reticles used in the photolithography process. A FAB's entire complement of several thousand reticles can be safely and securely stored within a small footprint, while the stocker's supervisory computer database maintains precise inventory control and tracks reticle location and usage to facilitate required periodic cleaning operations.

   * Interfloor and Interbuilding Transport Systems--The Company's interfloor transport system can be used to transfer in-process wafers vertically between different floors of a single FAB either between stockers or between AeroTrak loops. The Company's interbuilding transport system uses an AeroTrak monorail and is designed for movement of materials in a "clean tunnel" between two separate fabrication facilities or buildings.

   * Distributed Control Architecture--PRI's distributed control architecture, in which "intelligent" vehicles, nodes and stockers equipped with independent microprocessors share responsibility for control of the system with the system's supervisory computer, enhances the flexibility and reliability of the Company's interbay transport systems. Portions of an AeroTrak monorail system can be taken off-line for re-routing or repairs while the remainder of the system continues in use. Similarly, each stocker is capable of stand-alone operation, so that failure of a customer's host system or of an overhead transport system does not inhibit continued storage/retrieval operations-adding flexibility and reliability to FAB operations.

   Prices for the Company's interbay systems range from approximately $1,500,000 to $10,000,000, based on the length of monorail track, number and type of vehicles and stockers, optional features selected and software and services required.

INTRABAY AUTOMATION SYSTEMS

   While interbay systems are utilized to link the bays of a factory into an integrated material delivery system, intrabay products extend the automation scheme to the individual process tools within each bay. Intrabay automation presents manufacturers with technical challenges due to the presence of multiple types of process tools and high traffic within each process bay. The Company expects industry recognition of the value of intrabay automation to increase due to the expected industry needs for process tool integration, as well as the upcoming ergonomic issues associated with the 300mm wafers. The Company also believes that intrabay systems represent an area of potential growth because future FABs may have up to 40 or more bays, and will require full intrabay factory automation.

   Intrabay systems typically work with a material stocker serving as a temporary storage buffer positioned at one or both ends of a bay. The Company's intrabay technology provides the ability to transport a pod, box, cassette or other product carrier from the stocker to each individual tool under automated control. PRI's intrabay product offering currently consists of four types of systems (each used in conjunction with one or more stockers):

   * The RoboTrak System--This system consists of the Company's articulated arm robot mounted on a linear track. The track may be embedded in the cleanroom floor or mounted on the floor. The robot is equipped with an end effector capable of gripping and manipulating the carrier utilized by the particular process. A supervisory computer commands the robotic system to transport the carrier from the stocker to the particular process tool awaiting material loading. On the return trip, the robot carries the processed material back to the stocker to be delivered to the next process step. The RoboTrak system is particularly well suited for short bays (less than 30 feet in length) and cell automation (described below).

   * Machine Loading Robotic Vehicle ("MLRV")--The MLRV is a guided vehicle incorporating a robotic arm, suited for loading the I/O ports of process tools. The MLRV is mounted on a "wireless" track system. The vehicle incorporates an enclosure providing a contamination-free Class 1 "mini-environment" in which work-in-process can be carried from the stocker to the process tool. The wireless track eliminates the need for a long cable for the supply of power and communication, reducing contamination, simplifying mechanical and electrical function and reducing FAB layout complexity. The wireless feature also permits track of 100 ft. or longer to accommodate the longer bays expected in the next generation of larger semiconductor fabrication plants.

   * Overhead Monorail (AeroTrak) and Machine Loading Robot--The ability to switch track traffic using a turntable permits the Company's AeroTrak monorail systems to extend into and along the bay. The Company's Machine Loading Robot ("MLR") is designed to reach up to the track, remove the carrier from the AeroTrak vehicle and transport it to the process tool. A small mini-stocker or vertical switch may also be incorporated as a buffer-and-transfer mechanism to deliver material to the production floor level.

   * Cell Automation Systems--In a typical semiconductor fabrication facility, tools are grouped together by function. Some process steps must be performed in close proximity due to sequencing, timing or other needs. For example, chemical spraytools require wafers to be transferred from plastic cassettes into Teflon carriers before the tool can be loaded, and carriers coming out of a planarization tool must be transferred quickly to a cleaning tool. Functionally related tools grouped closely together constitute an ideal situation for a robotic application. In such a grouping of closely related process tools, known as a cell, both throughput and yields can be increased by automated coordination of the transfer of material from tool to tool based on a pre-arranged programming. The Company's intrabay systems provide the necessary components to integrate such cell operations. Examples of two such cell automation applications are as follows:

   * Advanced MLRV/BOCs-In many manufacturing facilities, horizontal diffusion furnaces are being replaced by banks of single tube vertical furnaces. The Company has applied its intrabay MLRV system to automate the delivery of cassettes and/or boxes along a vertical diffusion bay. In conjunction with a stocker system equipped with the Company's automatic cassette box opener/closer situated at the stocker I/O port, the MLRV system supplies a steady stream of open cassettes to and from the bank of furnaces.

   * CMP (Chemical/Mechanical Planarization)--In the CMP process, wafers are processed in a wet condition and must be kept wet and transferred to a separate cleaning tool within a prescribed amount of time. Since cleaner throughput exceeds planarization throughput, the Company provides an intrabay RoboTrak system that enables one cleaner to serve several planarization tools, permitting the complete cycle to be performed without operator intervention. The supervisory computer control system tracks all operations, coordinates critical timing sequences, and maintains lot integrity. In some cases, a metrology capability is incorporated, enabling measurement of results as part of the process.

   To date, the Company's intrabay and cell automation systems have been installed in diffusion, planarization and spray tool (wet etch and cleaning) process bays. The Company will shortly install intrabay automation systems for use in photolithography.

   Prices for the Company's intrabay and cell automation systems range from approximately $150,000 for automation of a simple cell to approximately $5,000,000 for a long intrabay system incorporating a floor-level robotic vehicle, in-floor track and automation of multiple tool types.

   LITHOGRAPHY AUTOMATION SYSTEMS

   The Company's Lithography Automation Systems automate the storage, retrieval, tracking, and delivery of reticles to and within the photolithography bay(s). Reticles are glass plates containing the device images that are projected onto wafers during the photolithography process. Since the photolithography bay paces overall FAB output, productivity improvements gained through automation in this part of the FAB can be very important. In recognition of the strategic importance of this bay, the Company has increased its focus in this area. The products that support lithography automation include Automated Reticle Management Systems ("ARMS"), Interfloor Transport Systems ("IFTS"), the AeroTrak system, and the Stepper Loading Robot.

     * Automated Reticle Management Systems -- ARMS are reticle stockers that can safely and securely store a FAB's entire complement of several thousands of reticles within a small footprint, minimizing the use of valuable FAB cleanroom floorspace. ARMS provide an ultraclean environment and carefully designed airflow patterns that help prevent reticle contamination and extend the time between required periodic reticle cleaning operations. The stocker's supervisory computer database maintains precise inventory control and tracks reticle location, providing immediate access to the correct reticle when needed.

     * AeroTrak System -- Multiple ARMS can be linked by the AeroTrak monorail system to provide a distributed network of reticle stockers throughout the FAB. Active or frequently used reticles can be stored in small stockers in close proximity to their point of use, and relatively inactive reticles can be stored in large centralized stockers outside the cleanroom. Also, this same system can transfer wafer carriers within the bay, utilizing the same AeroTrak cars, thus having the one system perform two applications.

     * Interfloor Transport System -- The interfloor transport system links stockers located on separate floors, allowing further flexibility in reticle location. This distributed stocker architecture improves access to active reticles while minimizing the use of valuable cleanroom floorspace.

     * Stepper Loading Robot -- The stepper loading robot is an extension of the Company's line of reticle storage systems that has recently been developed by the Company. These systems, the first of which were shipped during fiscal 1996, are designed to increase the efficiency of the photolithography process, one of the most expensive steps in the semiconductor manufacturing process, by automating the loading and unloading of reticles into and out of the photolithography stepper.


TOOL AUTOMATION SYSTEMS

   Tool automation involves the use of robotic systems to automate the manual transfer of wafers to and from carriers and loading and unloading of individual process tools, eliminating human contact with the product and enhancing yield and productivity. The Company provides tool automation systems in process applications including both diffusion and plasma-enhanced chemical vapor deposition processes, wet chemistry processes, including wet bench processing and spray tool applications, and planarization applications.

   * Diffusion Automation System--The Company produces a dual-robot system that automates the loading of 4-tube horizontal diffusion furnaces, enabling full cassette-to-cassette operation. It performs the transfer of wafers from cassettes or pods to the heat-resistant quartz containers or "boats" in which they pass through the furnace, a tedious, contamination-prone operation when done manually. Additionally, the system stores loaded boats and automatically unloads and re-loads the furnace tube when ready, thereby increasing furnace utilization. Further, it eliminates the ergonomic problems created when human operators are required to load furnace tubes at a height that entails stepping up on a platform while carrying a heavy quartz boat full of expensive wafers.

   * PECVD Reactor Loader--Similar to diffusion furnaces, plasma-enhanced chemical vapor deposition ("PECVD") reactors contain two tubes into which a long graphite boat with wafers is loaded. A PRI system performs the transfer of individual wafers from cassettes to the boat, staging the full boat and unloading and re-loading the boats into the reactor tubes.

   * Wet Bench Automation--The Company provides robotic systems for the automation of wet bench systems, which consist of a series of tanks containing a variety of chemicals, some very toxic, into which product cassettes must be dipped following critical timing requirements. The Company's system employs a computer-controlled robotic arm, mounted on a rail attached to the wet bench, to immerse the cassettes in each tank in sequence. Use of the Company's system both increases the accuracy and throughput of the process and eliminates the exposure of human operators to toxic chemicals.

   * Spraytool Automation--Spraytools are self-contained chemical processing tools designed to accomplish, by means of a spray applied to a rotating set of cassettes, tasks which otherwise would be performed by a wet bench process. The process requires that the wafers first be transferred to a Teflon cassette. The Company has developed a robotic system that automatically transfers wafers from normal plastic cassettes into Teflon cassettes and unloads and reloads the spraytool. By storing and pre-staging the cassettes, the Company's system enables the tool to be reloaded as soon as it is ready, thereby maximizing its utilization. Because the system stores all cassettes internally until finished, lot tracking is automatic and mistakes in lot identity are eliminated. In some cases, the Company is able to service two spraytools with one robot to reduce equipment cost.

   Certain fabrication processes, such as horizontal diffusion and PECVD deposition, are being superseded in advanced FABs by newer techniques. As a result, the Company expects to receive fewer orders for products designed to automate these processes-such as its horizontal diffusion automation or PECVD reactor loader systems-from customers constructing new FABs. However, systems based on these older technologies still provide opportunities for retrofit or "spot" automation business as customers upgrade or refurbish existing facilities. The Company believes, for example, that there is a large installed base of horizontal diffusion furnaces being operated by smaller FABs which may not wish to incur the expense of purchasing new vertical diffusion equipment but would benefit from the increased yields and reliability which could result from automation of the wafer transfer and loading operations which the Company's systems can provide.

   The Company's tool automation systems range in price from approximately $25,000 to approximately $500,000, depending on the tool to be automated and the level of functionality required.

STANDARD FEATURES AND OPTIONS

   The Company's systems share many standard features and options which increase their flexibility and utility to customers and reflect the Company's extensive experience in automation of the semiconductor fabrication process. The Company's expertise in contaminant-free design and construction enables it to build cleanroom robots utilizing specially sealed body parts and arm joints, evacuated by a vacuum system which pulls particles generated inside the robot through the arm and exhausts them outside the cleanroom. Extensive experience with motion control systems enables the Company to deliver robotic systems which minimize the vibration and excessive acceleration or "g-forces" which can contribute to particle contamination. The Company's stocker systems can be equipped with optional air handling and filtration systems which maintain a Class 1 environment within the storage cabinet, and system components are designed to allow optimal laminar air flow. Safety features of the Company's systems include proximity detectors and "light curtains" which monitor operator and robot access to input/output ports and robot tracks and stop robot motion if the operator's presence is detected.

   The Company's systems are also designed to interface with products and tools provided by other suppliers. For example, the Company systems are compatible with so-called "mini-environment" systems based on the Standard Mechanical Interface or "SMIF" standard. These systems, intended to control the environment in the immediate vicinity of in-process wafers and process equipment, incorporate special equipment enclosures which provide ultraclean (Class 1 or better) "mini-environments" within which processing takes place and among which wafers are transported in sealed containers or "pods." SMIF pods, when mated with a SMIF port on the equipment enclosure, are intended to permit materials to be transferred from the pod to the "mini-environment" without exposure to the surrounding cleanroom air. The Company's interbay, intrabay and tool automation systems readily accommodate the handling of SMIF pods and interface with standard SMIF enclosures.

   Input/output options available on the Company's systems include bar code readers, infra-red links and radio frequency ("RF") tag reading capabilities, enabling the systems to decode identifying information provided by other suppliers' systems and provide automatic material tracking and reporting.

AUTOMATION SERVICES

   In addition to its hardware and software products, the Company provides many services that are essential to the success of large-scale flexible factory automation projects.

 AUTOMATION PLANNING AND DESIGN

   The Company has established an Automation Planning and Design group that assists customers in assessing their automation needs, developing automation plans and designing factory-wide automation systems. The group includes several automation managers who formerly were employed by semiconductor manufacturers. The Automation Planning and Design group has contributed significantly to the Company's efforts to enter the Asian market. The Company also believes that the availability of this service is attractive to mid-size and specialty semiconductor manufacturers, who might otherwise lack the resources and expertise necessary to assess, plan and execute a large-scale automation project.

 FACTORY SIMULATION

   The Company has the software and hardware capability to provide computerized simulation of automation performance. This capability allows the Company to perform statistical and graphical analyses of various components in a system and establish the proper parameters for optimum performance. In an interbay system, the simulation will establish the proper number of vehicles required to achieve given delivery times and verify the amount of stocker storage capacity required. Simulation graphics are also used as sales tools to demonstrate actual system performance to customer management. Internally, simulation is used to assist development of new systems and verify their performance. Basic simulation is included in the price of a system. More sophisticated simulations, if required, are performed for an additional fee, based on the scope and complexity of the FAB being modeled.

  PROJECT MANAGEMENT

   Large-scale factory automation systems, such as interbay systems, are complex, multi-million dollar projects which may extend over many months and involve the efforts of numerous contractors, suppliers and customer personnel. The Company's Project Management group is responsible for ensuring that these projects are delivered on time and on budget. Experienced project managers schedule the various aspects of the project, oversee a multi-disciplinary team, interface with the needs of the customer and coordinate delivery and installation. The Company generally charges a management fee, based on the scope of the project, for this service.

  SYSTEM INTEGRATION

   The Company believes that system integration is critical to the success of any interbay, intrabay, cell or even tool automation project. The integration process typically consists of systems engineering and software development activities as well as the generation of the layout plan, test protocols and implementation plan necessary to coordinate multiple systems under one control architecture and to interface mechanical, electrical and software components into a single operating entity integrated into the customer's facility. The Company receives a separate integration fee, based on the scope of work performed, in most projects it undertakes.

  CUSTOMER SUPPORT

   The Company provides extensive customer support to provide its customers with reliable continuous service. Although system prices typically include one year of basic customer support, many customers request more extensive support. The Company makes available, on a fee basis, various levels of support supplemental to the included first-year warranty support, and extending into the post-warranty period. These services can range from telephone hotline support, providing for a 48-hour response time, to full-time on-site customer service provided by Company personnel permanently based on the customer's facility. Fees are based upon the type of service and number of company personnel required. The

Company maintains support locations in Portland, Oregon; Albuquerque, New Mexico; Austin and Dallas, Texas; Billerica, Massachusetts; Burlington, Vermont; Mesa, Arizona; and San Jose, California. Overseas, the Company maintains support locations in South Korea, Taiwan and the United Kingdom in conjunction with factory-trained engineers working for the Company's manufacturer's representative organizations.

RESEARCH AND DEVELOPMENT

   The Company believes its future success will depend in large part on its ability to enhance, in collaboration with customers, its existing product lines to meet the changing needs of semiconductor manufacturers and intends to continue to devote substantial resources to product research and development. The Company expended $6,973,000, $10,407,000 and $17,089,000 on research and development in fiscal 1994, 1995 and 1996, representing 19.2%, 16.3% and 15.4% of its net revenue for such periods, respectively.

   The Company's Marketing and Engineering departments are responsible for establishing technical product direction and system architecture and for enhancing PRI's longer term technology leadership in the semiconductor automation industry. The Company's Engineering department is responsible for implementing new capabilities and products, maintaining and improving the functionality and performance of the Company's existing products, and performing specific research and development relating to more immediate technical and performance issues. The Automation Systems Division is responsible for the Company's program to extend its products and technologies to other semiconductor and non-semiconductor markets. Among the Company's current product research and development projects are the following:

  360MLR System--The Company's 360 degree machine loading robot ("360MLR"), is an extension of the line of machine loading robots used in the Company's intrabay and tool automation systems. This device, developed by the Company's Automation Systems Division, can transport loads of up to 20 pounds within a 360 degree radius of up to three feet. This capability makes the 360MLR particularly suited for the handling of large objects such as flat panel displays.

  TransNet (TransNet/TM/)--In fiscal 1996 the Company introduced TransNet, a fully integrated software solution for FAB automation. TransNet, a suite of software products intended to totally automate material handling for FAB operations, is linked to PRI's existing family of material handling products, providing management and control of the entire material handling system, including stockers, AeroTrak/TM/ transport and intrabay components. TransNet operates in a Microsoft/TM/ Windows NT/TM/ environment, providing a foundation inherently designed for open connectivity and growth.

   Bare Reticle Stocker -- To supplement the company's line of ARMS that store reticles contained in plastic carriers, a new product was developed that stores reticles which are not contained in carriers. By storing reticles "bare" a much higher storage density can be achieved. The bare reticle stocker was introduced in fiscal 1996.

   The Company cannot predict whether its newly announced products will achieve market acceptance if and when commercial shipments of such systems commence, nor can it predict whether any marketable product will result from any of the other product development efforts described above. The Company does not expect revenues attributable to any such product to contribute materially, if at all, to its results of operations in the next twelve months.

MARKETING, SALES AND SUPPORT

   The Company markets its products to semiconductor manufacturers worldwide through its own sales and service organization and in conjunction with independent manufacturer's representative organizations in certain areas of the world. In North America, the Company sells through a direct sales force of 22 people, operating out of the Company's Billerica, Massachusetts headquarters and regional sales offices located in California, New Jersey and Texas, and assisted by an independent manufacturer's representative organization covering specific accounts in Arizona, California, Idaho and Oregon. To augment the selling process, PRI conducts marketing programs that include trade shows, product literature and newsletters.

   Outside North America, the Company's products are sold by the Company's direct sales force with sales offices in England, South Korea, Taiwan and France and in conjunction with independent manufacturer's representative organizations with offices in France, Germany, Israel, Italy, Taiwan, Singapore, South Korea and Switzerland. The Company does not market directly in Japan at this time.

   The Company strives to provide its customers with a turnkey automation system and to this end provides comprehensive support and services before the order is received, during the project and after acceptance of the system. After the order is received and during the execution phase (which includes final design and layout, manufacture, test, installation and final integration with the customer's facilities and host software), the customer's primary interface is with the Company's Project Management group. Regular project reviews keep the customer informed and help the customer prepare the site and ensure a smooth integration and on-time turnover to the customer's production operation. After the system is accepted, PRI's Customer Support organization takes responsibility for ensuring optimal system operation. Customer Support provides a range of services to customers including emergency on-call response, comprehensive on-site service contracts, technical support, 24-hour hotline, customer training, data collection, upgrades, spare parts management, and preventive maintenance.

MANUFACTURING

   The Company's manufacturing operations take place at its headquarters in Billerica, Massachusetts. The Company's products consist primarily of standard components and, in certain cases, special made-to-order components, which are assembled and tested by the Company. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Class 100 laminar flow hoods are used in the assembly of sensitive components which must be assembled in a clean environment. Completed systems are "burned in" for 48 to 72 hours and subjected to functional testing before being triple-wrapped in the Company's Class 1,000 packaging area and packed for shipment.

   The Company's manufacturing department includes, in addition to production personnel, manufacturing engineering and systems groups which are responsible for managing the transition of new products from engineering to production, and for improving manufacturing efficiency by introducing standardization, measuring productivity within discrete processes and analyzing the costs of manufacturing operations.

   The Company operates a "concurrent engineering" process in which system design and manufacture are performed cooperatively, and engineering, manufacturing, quality, support and field service organizations participate on project teams intended to provide an effective integration of disciplines from design through manufacturing, acceptance testing and installation. The Company's objective is not only to better accommodate customers tight delivery deadlines but to ensure that products are designed with "manufacturability" in mind and manufactured in a way which enhances their utility and reliability and simplifies their service and support.

   The Company has implemented quality control ("QC") and quality assurance ("QA") processes based on Total Quality Management principles. QC is maintained through incoming inspections of components, in-process inspection and testing of subassemblies and through burn-in and cycle testing of completed systems. After all manufacturing operations, final assembly and testing are complete, the Company's QA personnel, acting as "surrogate customers," perform independent acceptance testing of each system to make sure that it meets product specifications and quality standards before it is shipped to the customer.

   A supplier management process assists management in assessing, qualifying and selecting external suppliers. Outsourcing practices provide multiple sources for most components, although in certain instances, the Company is dependent upon a sole supplier, or has qualified only a single supplier, for certain components or specialized processes (such as painting of system cabinets and enclosures) utilized in its products.

CUSTOMERS

   The Company's customers include most of the leading semiconductor manufacturers in the U.S. and Europe. The Company has recently begun to penetrate the Asia Pacific market. Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. Net revenue from the Company's three largest customers accounted for 81%, 80% and 53% of the Company's net revenue during fiscal 1994, 1995 and 1996, respectively. The Company's largest customers also change from year to year, as large FAB projects are completed and new projects are initiated. One customer, Intel Corporation, accounted for 51%, 60% and 38% of the Company's net revenue in fiscal 1994, 1995 and 1996, respectively. In fiscal 1994, Motorola, Inc. and Digital Equipment Corporation accounted for 19% and 11% of net revenue, respectively. In fiscal 1995, Mosel Vitelic, the Company's first customer in the Asia Pacific region, and SGS Thomson each accounted for 10% of net revenue. In fiscal 1996, Intel was the only customer accounting for 10% or more of the Company's net revenue.

BACKLOG

   The Company's backlog at September 30, 1996 was approximately $104,747,000, compared to approximately $59,272,000 at September 30, 1995. The Company includes in its backlog only those customer orders for products, spare parts and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. The equipment requirements of new fabrication facilities cannot be determined with accuracy. An increasing percentage of the Company's backlog is attributable to follow-on orders for existing customers that are expanding the scope of their original installations or refurbishing or retrofitting existing facilities. Nevertheless, the Company's backlog at any certain date may not be indicative of future demand of the Company's products or of actual revenues for any succeeding period. The Company's standard terms and conditions include penalties for cancellation; however, not all negotiated orders have penalties.

COMPETITION

   The Company experiences intense competition worldwide from one principal competitor, the clean automation division of Daifuku Co., Ltd., a large Japanese manufacturer of factory automation systems. Daifuku Co., Ltd. has substantially greater financial and other resources than the Company. The Company also experiences competition from a number of other foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. The Company believes that once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier.

   The principal elements of competition in the Company's markets include product performance, quality, supplier track record and stability, customer service and support, delivery capability, and price. Product performance criteria include cleanliness, reliability, footprint, cost of ownership, throughput and flexibility.

   The Company believes that as the semiconductor equipment market matures, major semiconductor manufacturers are increasingly intolerant of delays in production start-up and quality and reliability problems attributable to factory automation systems. Manufacturers' dependence on factory automation systems, once installed, and their focus on minimizing the risks associated with increasingly expensive FAB construction projects, have resulted in a tendency to choose and maintain long-term relationships with proven automation suppliers. While new competitors could enter the semiconductor factory automation market with technically superior products, the Company believes that its knowledge of automation applications, breadth of product line, specialized manufacturing skills, experience in managing large scale factory automation projects and customer support infrastructure create a difficult barrier to entry by new competitors.

   While the Company has a strong market position in the U.S. and Europe, Japanese suppliers have a dominant position in Asia. The tendency for customers to stay with a supplier and the strong support infrastructure in Asia makes penetration of the Asian markets difficult for non-Japanese suppliers. The Company successfully competed against Daifuku in winning its first orders from Taiwan and Korea. However, there is no assurance that such success will continue in fiscal year 1997.

INTELLECTUAL PROPERTY RIGHTS

   The Company protects its proprietary technologies primarily through employee and third-party non-disclosure agreements and legal principles restricting the unauthorized disclosure or use of trade secrets. The Company also holds a patent relating to certain key elements of its AeroTrak monorail system, which forms an important component of the Company's interbay automation systems. This patent expires in 2007. The Company believes, however, that its financial performance will depend more upon its technological expertise and the capabilities of its employees than upon protection through the legal system of its intellectual property rights. There can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company.

   The Company has been advised by a customer who purchased a tool automation system from the Company for approximately $190,000 that the customer has received a demand letter from an inventor. The inventor's letter alleges that semiconductor manufacturing equipment used by the customer, possibly including the system purchased from the Company, violates patents of the inventor. After reviewing the patents in question, the Company does not believe that the tool automation system incorporates the technology which appears to be the basis of the patents, and therefore believes that any claim that its system infringes the patents is without merit. There can be no assurance, however, that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The

Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and result of operations.

EMPLOYEES

   At September 30, 1996, the Company had 841 full-time employees. In addition, the Company utilizes the services of temporary or contract personnel within all functional areas to assist on project related activities. The number of such personnel will vary depending on specific project activity. At September 30, 1996, the Company employed 140 temporary or contract personnel. In addition to confidentiality agreements, most key employees have stock or stock option arrangements with the Company that provide for vesting over several years. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

Facilities

   The Company's corporate headquarters and principal research and development and manufacturing facilities are located in a 122,342 square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2001, and provides for average annual lease payments of approximately $563,000. The Company also leases an additional 80,000 square foot facility adjacent to its headquarters facility in Billerica, Massachusetts. The lease on this facility expires in 2000, and provides for average annual lease payments of approximately $260,000. The Company also leases facilities in Austin and Dallas, Texas; Mesa, Arizona; San Jose, California; South Korea and Taiwan under leases with expiration dates ranging from June 30, 1997 to July 13, 2001. The Company believes that its existing facilities and planned expansion will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

   In April 1994, Ben Franklin Technology Center of Southeastern Pennsylvania ("BFTC"), a creditor of ProgramMation, Inc. ("PMI"), the corporation from which the Company in fiscal 1993 purchased the technology which the Company has developed into its AeroTrak overhead monorail system, instituted suite against PMI, certain stockholders and directors of PMI, and the Company in the Court of Common Please of Philadelphia, Pennsylvania. The action alleged that PMI breached a contract between it and BFTC by failure to pay royalties and other amounts alleged to be due under the contract and by selling the technology, in
which BFTC claimed a security interest, to the Company.   In March 1996, the
parties entered into an agreement pursuant to which BFTC agreed to dismiss the Company from the litigation with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's Common Stock is traded on the over-the-counter market under the Nasdaq symbol PRIA. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the two year period ended September 30, 1996.

                  1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                  -------------  -------------  -------------  -------------

Fiscal 1996        $33.75-43.50   $19.00-36.50   $20.00-40.00   $20.50-37.50
Fiscal 1995        $13.75-17.50   $13.25-24.00   $21.25-33.50   $33.50-46.25

   The approximate number of holders of record of the Company's Common Stock as of December 13, 1996 is 254. The Company has never paid cash dividends on its Common Stock. The current policy of its Board of Directors is to retain all earnings for the continued growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table summarizes certain selected historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein.

                                                       YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------
                                              1996     1995     1994      1993      1992
                                            --------  -------  -------  --------  --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATIONS:
  Net revenue.............................  $110,684  $64,042  $36,293  $19,215   $ 7,483
  Gross profit............................    52,364   30,685   16,271    8,563     3,054
  Operating profit (loss)(1)..............    18,203   10,233    4,318   (2,191)   (1,480)
  Net income (loss)(1)....................    13,731    7,559    2,822   (2,109)     (882)
  Net income (loss) per common share:(1)
     Primary..............................      1.81     1.17     0.71    (0.64)    (0.28)
     Assuming full dilution...............      1.81     1.16     0.71    (0.64)    (0.28)
BALANCE SHEET:
  Total assets............................  $123,786  $94,999  $22,242  $12,345   $ 6,076
  Long-term obligations, less current
     portions.............................         -        -    4,075      213       281
  Series A redeemable convertible
     preferred stock(2)...................         -        -    4,063    3,998         -
----------

(1) For the year ended September 30, 1993, reflects a one-time charge of $3,739 for the purchase of incomplete technology.
(2) All outstanding Series A Convertible Preferred Stock was converted into Common Stock in connection with the Company's initial public offering in October 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

                                           1996    1995    1994
                                          ------  ------  ------
Net revenue.............................  100.0%  100.0%  100.0%
Cost of revenue.........................   52.7    52.1    55.2
                                          -----   -----   -----
Gross profit............................   47.3    47.9    44.8
Operating expenses:
  Research and development..............   15.4    16.3    19.2
  Selling, general and administrative...   15.4    15.7    13.7
                                          -----   -----   -----
Operating profit........................   16.5    15.9    11.9
Other income (expense), net.............    1.9     1.7    (0.8)
                                          -----   -----   -----
Net income before income tax provision..   18.4    17.6    11.1
Income tax provision....................    6.0     5.8     3.3
                                          -----   -----   -----
Net income..............................   12.4%   11.8%    7.8%
                                          =====   =====   =====

FISCAL 1996 VS. FISCAL 1995

   Net revenue: Net revenue for fiscal year 1996 increased to $110,684,000 as compared to $64,042,000 for fiscal 1995. This increase resulted from greater market acceptance of, and demand for, the Company's flexible factory automation systems as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities, and from the Company's growth in Europe and in the Asia Pacific region. Net export sales to unaffiliated customers comprised $18,428,000 or 16.6% of net revenue for fiscal year 1996 compared to $9,664,000 or 15.1% of net revenue for the prior fiscal year. The increase is primarily due to the Company's expansion into both Europe and the Asia Pacific region.

   Gross profit: The Company's gross profit margin decreased to 47.3% for fiscal 1996 as compared to 47.9% for the prior fiscal year. The decrease is primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

   Research and development: Research and development expenses increased to $17,089,000 or 15.4% of net revenue for fiscal 1996 as compared to $10,407,000 or 16.3% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the continued increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue in fiscal 1996 grew more rapidly than did research and development expenses. In fiscal 1996 the Company capitalized $726,000 of internal software development costs associated with TransNet, its integrated software solution for FAB automation.

   Selling, general and administrative: Selling, general and administrative expenses increased to $17,072,000 or 15.4% of net revenue for fiscal 1996 as compared to $10,045,000 or 15.7% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the increases in personnel, commissions and related expenses associated with higher sales volume, expansion of the Company's marketing, market research and communications programs, and increased sales and marketing efforts in support of the Company's global expansion. The decrease as a percentage of net revenue is largely attributable to the fact that net revenue grew faster than general and administrative expenses.

   Operating profit: As a result of the foregoing factors, operating profit for fiscal 1996 increased to $18,203,000 or 16.5% of net revenue as compared to $10,233,000 or 15.9% of net revenue for the prior fiscal year.

   Other income (expense), net: Other income (expense), net increased to $2,128,000 or 1.9% of net revenue as compared to $1,021,000 or 1.7% of net revenue for the prior fiscal year. Interest income increased to $2,163,000 or 2.0% of net revenue for fiscal 1996 as compared to $1,235,000 or 1.9% of net revenue for the prior fiscal year. The increase in dollar amount is largely attributable to the investment of proceeds resulting from the second offering of the Company's Common Stock in July 1995. Interest expense decreased to $34,000 or 0.03% of net revenue as compared to $214,000 or 0.3% of net revenue. The dollar amount and percentage decrease reflect the repayment of the Company's debt out of the proceeds of its initial public offering in October 1994, the effect of which was partially offset by related prepayment penalties in fiscal 1995.

   Income tax provision: The income tax provision increased to $6,600,000 for fiscal 1996 as compared to $3,695,000 for the prior fiscal year. The effective tax rate decreased for fiscal 1996 to 32% as compared to 33% for the prior fiscal year. The decrease is primarily due to the elimination of certain valuation allowances placed against certain deferred tax assets, offset partially by an increase in state income taxes.

FISCAL 1995 VS. FISCAL 1994

   Net revenue: Net revenue for fiscal year 1995 increased to $64,042,000 as compared to $36,293,000 for fiscal 1994. This increase resulted from greater market acceptance of, and demand for, the Company's flexible factory automation systems, from a general expansion of the semiconductor manufacturing industry which has caused semiconductor manufacturers to upgrade or expand existing fabrication facilities and to construct new facilities, and from the Company's expansion into the Asia Pacific region. Net export sales to unaffiliated customers comprised $9,664,000 or 15.1% of net revenue for fiscal year 1995 compared to $3,858,000 or 10.6% of net revenue for the prior fiscal year. The increase in dollar amount is primarily due to the aforementioned expansion into the Asia Pacific region.

   Gross profit: The Company's gross profit margin increased to 47.9% for fiscal 1995 as compared to 44.8% for the prior fiscal year. The percentage increase is primarily attributable to an increase in the profit margins of installations and an increase in sales volume, which permitted increased utilization of certain fixed and semi-variable components of the manufacturing overhead cost structure.

   Research and development: Research and development expenses increased to $10,407,000 or 16.3% of net revenue for fiscal 1995 as compared to $6,973,000 or 19.2% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects an increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue in fiscal 1995 grew more rapidly than did research and development expenses.

   Selling, general and administrative: Selling, general and administrative expenses increased to $10,045,000 or 15.7% of net revenue for fiscal 1995 as compared to $4,980,000 or 13.7% of net revenue for the prior fiscal year. The increase in dollar amount is primarily due to increases in salaries, commissions and related expenses associated with higher sales volume, to expansion of the Company's marketing, market research and communications programs, and to increased sales and marketing efforts in the Asia Pacific region. The increase as a percentage of net revenue is a direct result of the increased sales and marketing efforts in the Asia Pacific region.

   Operating profit: As a result of the foregoing factors, operating profit for fiscal 1995 increased to $10,233,000 or 15.9% of net revenue as compared to $4,318,000 or 11.9% of net revenue for the prior fiscal year.

   Other income (expense), net: Other income (expense), net increased to $1,021,000 or 1.7% of net revenue for fiscal 1995 as compared to $(286,000) or (0.8)% of net revenue for the prior fiscal year. Interest income increased to $1,235,000 or 1.9% of net revenue compared to $9,000 or 0.1% of net revenue in the prior fiscal year. The increase is attributable to the investment of a significant portion of the proceeds from the Company's public offerings in October 1994 and July 1995. Interest expense decreased to $214,000 or 0.3% of net revenue for fiscal 1995 as compared to $294,000 or 0.8% of net revenue for the prior fiscal year. The decrease reflects the repayment of the Company's debt out of the proceeds of its initial public offering in October 1994, the effect of which was partially offset by prepayment penalties.

   Income tax provision: The income tax provision increased to $3,695,000 for fiscal 1995 as compared to $1,210,000 for the prior fiscal year. The effective tax rate increased to 33% as compared to 30% for the prior fiscal year, due primarily to a lower proportion of tax credits due to tax law changes.

LIQUIDITY AND CAPITAL RESOURCES

   In fiscal 1996, the Company used cash in operating activities of $5,369,000, due primarily to increases in trade accounts receivable, contracts in progress and inventory, partially offset by net income, depreciation, deferred income taxes and an increase in accounts payable.

   Net cash utilized in investing activities was $5,323,000, consisting primarily of the purchase of fixed assets including computers, automation equipment and leasehold improvements, offset partially by proceeds from the sale of marketable securities.

   Net cash provided from financing activities of $1,174,000 was generated by the issuance of common stock in connection with the Employee Stock Purchase Plan and the exercise of stock options.

   At September 30, 1996, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"). The Company still maintains the working capital line of credit, which enables the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such lines of credit is conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

   The Company believes that existing cash and investment balances and funds available under its existing lines of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the fiscal year ending September 30, 1997.

   Statement of Financial Accounting Standards No. 123, "Accounting of Stock-Based Compensation" ("SFAS 123"), will require the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair value-based financial accounting to recognize compensation expense for employee stock compensation plans. SFAS 123 must be adopted in the Company's fiscal 1997 financial statements with comparable disclosures for the prior year. The Company has determined that it will elect the disclosure-only alternative permitted under SFAS 123. The Company will be required to disclose pro forma net income and pro forma earnings per share in the footnotes using the fair value-based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments to its net income or earnings per share.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties.
In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability, and the sufficiency of capital to meet working capital and capital expenditures requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions also are intended to identify such forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place
undue reliance on forward-looking statements.   The Company disclaims any intent
or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

   The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for capital expenditures, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

   Additional risks and uncertainties include: competitive pressures on selling prices; inventory management, including suppliers' ability meet the Company's needs in a timely manner; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the Company's ability to increase its manufacturing capacity to meet increased demand while maintaining satisfactory levels of product quality, service levels, and timeliness of deliveries; rapid technological change and introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Financial Statements and Financial Statement Schedules as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 are filed as exhibits hereto and listed in Items 14(a)(1) and
(2), and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 1997 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item with respect to executive compensation is incorporated herein by reference to the information set forth under the caption "Renumeration of Executive Officers and Directors" contained in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item with respect to security ownership of management and certain beneficial owners of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Balance Sheets as of September 30, 1996 and 1995
Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994
Consolidated Statements of Stockholders' Equity for the years ended September 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

   All schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements or Notes thereto.

     (3)  EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION
------  -----------

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

EXHIBIT
NUMBER  DESCRIPTION
------  -----------

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

 10.16 Second Loan Modification Agreement dated as of March 1, 1996 between the Company and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.17 $10,000,000 Promissory Note dated as of March 1, 1996 made by the Company to the order of Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

11.1**  Computation of Net Income Per Common Share.

21.1**  List of Subsidiaries of the Company.


23.1**  Consent of Coopers & Lybrand L.L.P.
__________
  *  management contracts and compensatory arrangements
  ** filed herewith

(B)  REPORTS ON FORM 8-K

   The Company did not file any Report on Form 8-K during the quarter ended September 30, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PRI Automation, Inc.:


   We have audited the accompanying consolidated balance sheets of PRI Automation, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRI Automation, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.



   Boston, Massachusetts
   November 6, 1996

                             PRI AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             SEPTEMBER 30,
                                                           -----------------
                         ASSETS                              1996     1995
                                                           --------  -------
Current assets:
 Cash and cash equivalents...............................  $ 28,487  $38,005
 Marketable securities...................................     7,582   10,868
 Trade accounts receivable, less allowance for doubtful
   accounts of $500 at 1996 and 1995.....................    27,561   16,624
 Contracts in progress...................................    21,824    7,382
 Inventories.............................................    20,988   11,416
 Deferred income taxes...................................         -    1,038
 Other current assets....................................     1,268    1,431
                                                           --------  -------
Total current assets.....................................   107,710   86,764
Property and equipment, net..............................     9,180    5,027
Marketable securities....................................     4,666    3,179
Deferred income taxes....................................       644        3
Other assets.............................................     1,586       26
                                                           --------  -------
Total assets.............................................  $123,786  $94,999
                                                           ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable........................................  $ 16,171  $ 7,037
 Accrued expenses and other liabilities..................     9,188    5,359
 Billings in excess of revenues and customer advances....     1,505    1,177
                                                           --------  -------

Total current liabilities................................    26,864   13,573

Commitments and contingencies (Notes H, K and O).........         -        -

Stockholders' equity:
 Preferred stock; 400,000 shares authorized; none
    outstanding..........................................          -       -
 Common stock, $.01 par value; 12,000,000 shares
    authorized; 7,285,460 and 6,998,266 issued and
    outstanding at September 30, 1996 and 1995,
    respectively.........................................         73       70
 Additional paid-in capital..............................     71,806   70,044
 Retained earnings.......................................     25,043   11,312
                                                            --------  -------
Total stockholders' equity...............................     96,922   81,426
                                                            --------  -------
Total liabilities and stockholders' equity...............   $123,786  $94,999
                                                            ========  =======




The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                YEAR ENDED SEPTEMBER 30,
                                                                -----------------------
                                                               1996     1995      1994
                                                              -------  -------  --------

   Net revenue(1)...........................                  $110,684  $64,042  $36,293
   Cost of revenue..........................                    58,320   33,357   20,022
                                                              --------  -------  -------
   Gross profit.............................                    52,364   30,685   16,271
   Operating expenses:
     Research and development...............                    17,089   10,407    6,973
     Selling, general and administrative....                    17,072   10,045    4,980
                                                              --------  -------  -------
   Operating profit.........................                    18,203   10,233    4,318
   Other income (expense), net..............                     2,128    1,021     (286)
                                                              --------  -------  -------
Income before income tax provision                              20,331   11,254    4,032
   Income tax provision.....................                     6,600    3,695    1,210
                                                              --------  -------  -------
   Net income...............................                  $ 13,731  $ 7,559  $ 2,822
                                                              ========  =======  =======

   Net income per common share:
     Primary................................                     $1.81    $1.17    $0.71
     Assuming full dilution.................                     $1.81    $1.16    $0.71
   Weighted average number of common and
     common equivalent shares outstanding:
     Primary................................                     7,578    6,456    3,961
     Assuming full dilution.................                     7,605    6,502    3,989

   __________
   (1) Includes sales to related party of $18,517 for the year ended September 30, 1994.



   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                             COMMON STOCK    ADDITIONAL                  TOTAL
                                                                            --------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                                                            SHARES  AMOUNT    CAPITAL     EARNINGS       EQUITY
                                                                            ------  ------  -----------  ----------  --------------

Balance, September 30, 1993...............................................   3,124  $   31     $ 1,555     $   994       $ 2,580
Exercise of stock options.................................................      52       1          89                        90
Issuance of stock warrants................................................                          28                        28
Accretion of Series A redeemable
  convertible preferred stock.............................................                                     (63)          (63)
Net income................................................................                                   2,822         2,822
                                                                           ------- -------     -------     -------       -------

Balance, September 30, 1994...............................................   3,176      32       1,672       3,753         5,457
Exercise of stock options.................................................     178       2         476                       478
Tax benefit from disqualified dispositions................................                         360                       360
Conversion of Series A redeemable convertible
  preferred stock.........................................................     347       3       4,059                     4,062
Issuance of common stock pursuant to an initial
  public offering net of issuance costs
  of  $1,152..............................................................   2,223      22      26,721                    26,743
Issuance of common stock pursuant to an
  additional public offering net of issuance
   costs of  $310.........................................................   1,050      11      36,393                    36,404
Issuance of common stock in connection with
  the Employee Stock Purchase Plan........................................      24                 363                       363
Net income................................................................                                   7,559         7,559
                                                                           ------- -------     -------     -------       -------

Balance, September 30, 1995...............................................   6,998      70      70,044      11,312        81,426
Exercise of stock options.................................................     190       2         586                       588
Tax benefit from disqualified dispositions................................                         591                       591
Cashless exercise of stock warrants.......................................      69       1          (1)                        -
Issuance of common stock in connection with
  the Employee Stock Purchase Plan........................................      28                 586                       586
Net income................................................................                                  13,731        13,731
                                                                           ------- -------     -------     -------       -------

Balance, September 30, 1996...............................................   7,285  $   73     $71,806     $25,043       $96,922
                                                                            ======  ======     =======     =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                            -------------------------
                                                                            1996      1995       1994
                                                                         --------  ---------  --------
Cash flows from operating activities:
 Net income............................................                  $ 13,731   $  7,559   $ 2,822
 Adjustments to reconcile net income  to net
  cash used in operating activities:
  Depreciation and amortization expense................                     2,095        749       372
  Provision for bad debt...............................                         -        453         -
  Deferred income taxes................................                     2,227       (942)      536
  Tax benefit from disqualified dispositions...........                       591        360         -
  Amortization of premiums or discounts on marketable
    securities.........................................                       148          -         -
  Loss on disposition of assets........................                         -         10        15
  Changes in operating assets and liabilities:
   Trade accounts receivable...........................                   (10,937)   (14,020)     (996)
   Related party trade accounts receivable.............                         -        770       869
   Contracts in progress...............................                   (14,442)    (2,089)   (4,156)
   Inventories.........................................                    (9,572)    (2,721)   (3,599)
   Other assets........................................                      (671)      (171)   (1,095)
   Accounts payable....................................                     9,134      2,720     1,816
   Accrued expenses and other liabilities..............                     1,999      2,248     2,179
   Billings in excess of revenues and customer
     advances..........................................                       328        261       149
                                                                         --------   --------   -------
Net cash used in operating activities..................                    (5,369)    (4,813)   (1,088)
                                                                         --------   --------   -------
Cash flows from investing activities:
 Proceeds from the sale of marketable securities.......                     1,908        448         -
 Proceeds from maturities of marketable securities.....                    12,571          -         -
 Purchases of marketable securities....................                   (12,828)   (14,495)        -
 Capitalized software development costs................                      (726)         -         -
 Purchases of property and equipment...................                    (6,248)    (3,539)   (1,867)
                                                                         --------   --------   -------
Net cash used in investing activities..................                    (5,323)   (17,586)   (1,867)
                                                                         --------   --------   -------
Cash flows from financing activities:
 Proceeds from borrowings..............................                         -      1,330     8,472
 Repayments of borrowings..............................                         -     (5,139)   (5,667)
 Proceeds from financing of equipment..................                         -          -       237
 Repayment of capital lease obligations................                         -       (442)      (73)
 Proceeds from issuance of common stock, net of
  issuance costs                                                                -     63,147         -
 Proceeds from exercise of stock options and Employee
  Stock Purchase Plan..................................                     1,174        841        90
 Proceeds from issuance of stock warrants..............                         -          -        28
                                                                         --------   --------   -------
Net cash provided by financing activities..............                     1,174     59,737     3,087
                                                                         --------   --------   -------
Net (decrease) increase in cash and cash equivalents...                    (9,518)    37,338       132
Cash and cash equivalents at beginning of period.......                    38,005        667       535
                                                                         --------   --------   -------
Cash and cash equivalents at end of period.............                  $ 28,487   $ 38,005   $   667
                                                                         ========   ========   =======

                             PRI AUTOMATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

                                                           YEAR ENDED SEPTEMBER 30,
                                                           ------------------------
                                                             1996    1995    1994
                                                            ------  ------  ------
   Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest...........................................  $   34  $  248   $ 278
       Taxes..............................................   3,765   2,948     302
     Noncash transactions:
       Cashless exercise of warrants......................       -       -       -
       Conversion of Series A redeemable convertible
          preferred stock into common stock upon closing
          of initial public offering......................       -   4,063       -

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. DESCRIPTION OF BUSINESS:

     PRI Automation, Inc. (the "Company") operates in one business segment. The Company designs, develops, manufactures and markets factory automation systems and related software used by semiconductor manufacturers to automate the fabrication of integrated circuits in cleanroom manufacturing operations. The Company also provides a broad range of automation services, including system integration, factory simulation, project management, and on-site support. The Company is subject to risks common to companies in the semiconductor industry including, but not limited to, the highly cyclical nature of the semiconductor industry leading to recurring periods of over supply, development by the Company or its competitors of new technological innovations, dependence on key personnel and the protection of proprietary technology.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PRI Automation, Inc., and its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated.

  USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates are inherent in determining revenue recognition and associated profits under the percentage-of-completion method.

  REVENUE RECOGNITION

     Revenue from product sales is generally recorded upon shipment to the customer provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. If insignificant vendor obligations remain after shipment of the product, the Company accrues for the estimated costs of such obligations. Additionally, the Company accrues for warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed. For certain contracts eligible under AICPA Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $77,695,000, $40,460,000 and $19,169,000 during fiscal years 1996,
1995 and 1994, respectively.

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


 RETAINAGES

     Accounts receivable include certain amounts which are not due until final customer acceptance. Such retainages were approximately $11,545,000 and $3,201,000 at September 30, 1996 and 1995, respectively. The retainages of approximately $11,545,000 at September 30, 1996 are expected to be collected within the next twelve months.

 CONTRACTS IN PROGRESS

     Contracts in progress include costs and estimated profits under uncompleted contracts accounted for using the percentage-of-completion method, net of amounts billed. Amounts billed at September 30, 1996 and 1995, which were netted against costs and estimated profits, were $13,116,000 and $15,926,000, respectively. These amounts are expected to be collected within the next twelve months as units are delivered.

  BILLINGS IN EXCESS OF REVENUES

     Billings in excess of revenues include amounts billed on uncompleted contracts accounted for using the percentage-of-completion method net of costs and estimated profits recognized.

  COMMISSIONS

     The Company pays commissions to agents and distributors under certain agreements in return for obtaining orders and providing installation and warranty services. The payment of commissions that are contingent upon the Company receiving payment in full from the customers are charged against the related revenues. These amounts totaled approximately $1,852,000, $845,000 and $714,000 for fiscal years 1996, 1995 and 1994, respectively.

  INVENTORIES

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of plant and equipment are provided using the straight-line method over the estimated useful lives of the assets.

  INCOME TAXES

     The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


 CASH AND CASH EQUIVALENTS

     Cash equivalents consist of money market mutual funds and other highly liquid investments with maturities of three months or less when acquired.

  MARKETABLE SECURITIES

     Current marketable securities include all investments with remaining maturities of twelve months or less. Non-current marketable securities include all investments with remaining maturities greater than twelve months. In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that, except for debt securities classified as held-to-maturity which are reported at amortized cost, investments in debt and equity securities be reported at fair value. Gains and losses on sales of securities are calculated using the specific identification method. At September 30, 1996 the Company has classified all securities as available-for-sale.

  FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current and non-current investments and trade accounts receivable. The Company generally invests its cash investments in investment-grade securities.

     The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates, while revenue and expense accounts are translated at average exchange rates. Resulting translation adjustments are recorded in the income statement.

 NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of outstanding stock options.

  SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Software Development Costs" ("SFAS 86"). As of September 30, 1996, capitalized software development costs were $726,000 and are included in Other Assets. Software development costs incurred after a product's technological feasibility has been

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


established and before it is available for general release to customers are capitalized. Amortization is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or b) the straight-line method over the estimated economic life of 24 months for all capitalized software costs. As of September 30, 1996, no capitalized software costs had been amortized.


 ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal year 1997. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose pro forma net income and pro forma earnings per share in the footnotes using the fair value-based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments.

 RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.


A.   CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consisted of the following at September 30:


                                            1996     1995
                                           -------  -------
                                            (in thousands)
          Cash on hand...................  $     4  $     8
          Cash deposited with banks......    7,669    4,723
          Eurodollars....................    3,450    2,820
          Money market funds.............    3,143    2,974
          Federal government securities..      992      497
          Municipal bonds................    2,400    9,934
          Commercial paper...............   10,829   17,049
                                           -------  -------
                                           $28,487  $38,005
                                           =======  =======

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

D.    INVESTMENTS

      Investments in marketable securities consisted of the following at September 30:

                                            1996                1995
                                            ----                ----
                                        COST   FAIR VALUE   COST    FAIR VALUE
                                       ------  ----------  -------  ----------
                                                   (in thousands)
     CURRENT:
          U.S. Treasury obligations..                      $ 1,288     $ 1,289
          Municipal notes............  $7,584      $7,582    9,380       9,375
          Corporate obligations......       -           -      200         200
                                       ------      ------  -------     -------
                                       $7,584      $7,582  $10,868     $10,864
                                       ======      ======  =======     =======
     NON-CURRENT:
          U.S. Treasury obligations..  $1,248      $1,250  $   913     $   910
          Municipal notes............   3,416       3,416    2,266       2,266
                                       ------      ------  -------     -------
                                       $4,664      $4,666  $ 3,179     $ 3,176
                                       ======      ======  =======     =======

          The Company sold certain held-to-maturity securities in connection with a change in an investment advisor and related change in investment strategy. The securities had an amortized cost of $910,000 which had been classified as held-to-maturity. There was no gain or loss associated with the sale of these securities.

          Gross realized gains and losses for the year ended September 30, 1996, were $15,000 and $7,000 respectively. Gross unrealized gains and losses at September 30, 1996, were not material and accordingly, have not been shown as a separate component of stockholders' equity.

          Interest income included in other income (expense), net was $2,163,000, $1,235,000 and $9,000 for the years ended September 30, 1996,
     1995 and 1994, respectively.

          Information regarding the range of contractual maturities of investments in debt securities at September 30, 1996 is as follows:

                                                                  COST    FAIR VALUE
                                                               ---------  ----------
                                                                 (in thousands)

  Within 1 year...........................................       $ 7,584     $ 7,582
  After 1 year through 2 years............................         4,664       4,666
                                                                 -------     -------
                                                                 $12,248     $12,248
                                                                 =======     =======

E.    INVENTORIES:


 Inventories consisted of the following at September 30:

                                                                   1996        1995
                                                                 -------     -------
                                                                    (in thousands)

  Raw materials...........................................       $19,892     $ 9,420
  Work-in-process.........................................         1,096       1,996
                                                                 -------     -------
                                                                 $20,988     $11,416
                                                                 =======     =======

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


F.    PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following at September 30:

                                  Depreciable life      1996      1995
                                --------------------  --------  --------
                                                         (in thousands)

Machinery and equipment.......  2-7 years             $ 8,760   $ 4,302
Furniture and fixtures........  5-7 years               3,246     2,199
Leasehold improvements........  Shorter of life of
                                lease or useful life    1,355       612
                                                      -------   -------
                                                       13,361     7,113
Accumulated depreciation and
     amortization.............                         (4,181)   (2,086)
                                                      -------   -------
                                                      $ 9,180    $5,027
                                                      =======    ======

G.  STOCKHOLDERS' EQUITY:

  COMMON STOCK SPLIT

     A Common Stock split was effected on September 14, 1994 in the form of a dividend of three shares of Common Stock for every two shares held of record on that date. All share and per share data have been restated to reflect this Common Stock split.

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


 STOCK OPTIONS

     During 1984, the Board of Directors voted to adopt the 1984 Incentive Stock Option Plan (the "1984 Option Plan") and subsequently reserved 465,000 shares of its authorized Common Stock for issuance under this plan. In January 1994, the Board of Directors increased the number of shares authorized for issuance under this plan to 525,000 shares. On March 17, 1994, the Board of Directors approved the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") and reserved 405,000 shares of Common Stock for issuance under this plan. At the Company's annual stockholder meeting held on January 26, 1996, the shareholders voted to increase the number of shares authorized for issuance under this plan to 905,000 shares.

     Information with respect to incentive stock option activity for the fiscal years 1994, 1995 and 1996 is as follows:

                                                                EXERCISE
                                                  NUMBER OF    PRICE PER
                                                    SHARES       SHARE
                                                 ----------  ------------
                                               (in thousands)
          Outstanding at September 30, 1993..        447   $  1.17-3.00
               Granted.......................        316      3.00-8.00
               Canceled......................        (88)     1.17-3.00
               Exercised.....................        (22)     1.16-3.00
                                                    ----   ------------
          Outstanding at September 30, 1994..        653      2.00-8.00
                                                    ----   ------------
               Granted.......................        150    14.50-40.25
               Canceled......................        (13)    2.00-14.50
               Exercised.....................       (161)    2.00-32.12
                                                    ----   ------------
          Outstanding at September 30, 1995..        629     2.00-40.25
                                                    ----   ------------
               Granted.......................        332    26.00-38.88
               Canceled......................       (157)    2.00-38.88
               Exercised.....................       (187)    2.00-32.13
                                                    ----   ------------
     Outstanding at September 30, 1996               617   $ 2.00-40.25
                                                    ====   ============

     At September 30, 1996, approximately 208,556 options were exercisable, at $2.00 to $40.25 per share. Options expire from four to six years after issuance.

     The Board of Directors has also granted nonqualified options to directors and employees of the Company. There were approximately 25,200 nonqualified options exercisable at prices ranging from $2.00 to $41.00 per share outstanding at September 30, 1996. During the year ended September 30, 1996, the Company granted nonqualified options to purchase approximately 26,820 additional shares of Common Stock and nonqualified options to purchase approximately 2,630 shares were exercised at an exercise price of $2.00 per share. During the year ended September 30, 1995, the Company granted nonqualified options to purchase 9,500 shares of Common Stock and nonqualified options to purchase 17,250 shares were exercised at exercise prices ranging from $2.00 to $3.00 per share. During the year ended September 30, 1994, the Company granted nonqualified options to purchase 6,000 shares of Common Stock and nonqualified options to purchase 30,000 shares were exercised at exercise prices ranging from $1.17 to $2.00 per share.

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


 STOCK WARRANTS

     In connection with the issuance of a subordinated note in October 1993, the Company issued a warrant to purchase 112,500 shares of its Common Stock. The warrant was exercised in full in January 1996 in a cashless exercise resulting in the net issuance to the holder of 68,936 shares of the Company's Common Stock.


H. LEASE COMMITMENTS:

     The Company leases manufacturing and office facilities under noncancelable leases expiring through the year 2001. Rent expense was $835,000, $593,000 and $459,000 for fiscal years 1996, 1995 and 1994, respectively.

     At September 30, 1996, future minimum payments required under all noncancelable leases were as follows:

                                     OPERATING
YEAR                                  LEASES
----                                  ------
                                  (in thousands)

Year ending September 30, 1997....  $  893
Year ending September 30, 1998....     820
Year ending September 30, 1999....     888
Year ending September 30, 2000....     970
Year ending September 30, 2001....     723
                                     -----

 Total minimum lease payments       $4,294
                                    ======

I.  ACCRUED EXPENSES AND OTHER LIABILITIES:

     The significant components of accrued expenses and other liabilities consisted of the following at September 30:

                           1996    1995
                          ------  ------
                          (in thousands)
Accrued expenses........  $2,030  $1,332
Accrued compensation....   3,883   2,616
Income taxes payable....   1,445   1,411
Deferred income taxes...   1,830       -
                          ------  ------
                          $9,188  $5,359
                          ======  ======

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

J.    INCOME TAXES:

     The following summarizes the Company's provision for income taxes:

                                                                                                        1996       1995      1994
                                                                                                      ---------  --------  --------
                                                                                                               (in thousands)

Federal income taxes:
  Current...........................................................................................   $ 4,000    $3,986    $  554
  Deferred..........................................................................................     1,958      (599)      536
State income taxes:
  Current...........................................................................................       373       650       120
  Deferred..........................................................................................       269      (342)        -
                                                                                                       -------    ------   -------
Total income tax provision..........................................................................   $ 6,600    $3,695    $1,210
                                                                                                       =======    ======    ======

  The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                                                                        1996       1995      1994
                                                                                                      ---------  --------  --------

U.S. federal income tax statutory rate..............................................................      35.0%     35.0%     34.0%
State income taxes, net of federal benefit..........................................................       3.4       1.8       2.0
Tax credits.........................................................................................      (0.9)     (2.1)     (3.7)
Release of deferred tax valuation allowances........................................................      (4.9)     (0.8)     (2.3)
Foreign sales corporation tax benefit...............................................................      (0.2)     (0.8)     (1.2)
Other...............................................................................................       0.1      (0.3)      1.2
                                                                                                       -------    ------    ------
Effective tax rate..................................................................................      32.5%     32.8%     30.0%
                                                                                                       =======    ======    ======

  At September 30, 1996 and 1995 the components of net deferred tax (liabilities) assets were as follows:
                                                                                                                1996      1995
                                                                                                               ------    ------
                                                                                                                (in thousands)
Gross deferred tax assets:
  Bad debts.........................................................................................            $ 221     $ 216
  Inventory.........................................................................................              927       612
  Compensation......................................................................................              260       185
  Intangible assets.................................................................................            1,285     1,362
  Tax credits.......................................................................................              398       216
  Other.............................................................................................              466       243
                                                                                                              -------    ------
   Subtotal.........................................................................................            3,557     2,834
   Valuation allowance..............................................................................                -      (993)
                                                                                                              -------    ------
   Deferred tax assets..............................................................................            3,557     1,841
                                                                                                              -------    ------
Gross deferred tax liabilities:
  Long-term contracts...............................................................................           (4,212)     (541)
  Depreciation......................................................................................             (531)     (259)
                                                                                                              -------    ------
   Subtotal.........................................................................................           (4,743)     (800)
                                                                                                              -------    ------
    Net deferred tax (liabilities) assets                                                                     $(1,186)   $1,041
                                                                                                              =======    ======

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     The Company provided a valuation allowance of $993,000 during fiscal year 1995 due to the uncertainty of realizing certain deferred tax assets. During fiscal year 1996, the Company has determined that it is more likely than not that these certain deferred tax assets will be realized and, accordingly, eliminated the valuation allowance.

     At September 30, 1996, the Company had state tax credit carryforwards of $398,000 that expire beginning in 2008.

K.   CREDIT AGREEMENT:

     The Company has entered into a credit agreement, as amended March 1, 1996, with Fleet Bank of Massachusetts, N.A. (the "Bank"). The line of credit enables the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such line of credit is conditioned upon, among other things, the Company meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company can elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. A facility fee of 0.25% on the unused working capital line of credit is payable quarterly in arrears. Since December 31, 1995, the Company has had no borrowings under its working capital line of credit. The working capital line of credit expires on March 1, 1998.

L. DEFINED CONTRIBUTION PLAN:

     All U.S. based employees, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may elect to match a portion of the employee deferral. Company contributions under this plan amounted to $418,000, $102,000 and $53,000 for fiscal years 1996, 1995 and 1994, respectively.

M. SIGNIFICANT CUSTOMERS, RELATED PARTY AND INTERNATIONAL NET REVENUES:

     The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry. Customers comprising 10% or more of the Company's total net revenue for the years ended September 30 are as follows:

                        1996   1995   1994
                        -----  -----  -----
          Customer A....  38%    60%    51%
          Customer B....   -     10%     -
          Customer C....   -     10%     -
          Customer D....   -      -     19%
          Customer E....   -      -     11%

                              PRI AUTOMATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Customer A purchased the Company's Series A Convertible Preferred Stock in June 1993. Under the related stock purchase agreement, Customer A was entitled to certain Board observation and Board representation rights. Revenues recognized from Customer A have been disclosed on the income statement as related party transactions in the Company's consolidated financial statements for fiscal 1994. Upon the completion of the Company's initial public offering in the first quarter of fiscal 1995, the stock ownership of Customer A was diluted to approximately 6.7%, therefore revenues from Customer A have not been treated as related party transactions for fiscal 1995 and 1996. In November 1996, Customer A ceased to be a stockholder of the Company, and the related covenants in the stock purchase agreement terminated.

     Net export sales to unaffiliated customers were approximately $18,428,000, $9,664,000, and $3,858,000 for the years ending September 30, 1996, 1995 and
1994, respectively.

N. EMPLOYEE STOCK PURCHASE PLAN

     On May 17, 1994, the Board of Directors of the Company adopted the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 225,000 shares of Common Stock were reserved for issuance to eligible employees. The plan permits employees to purchase Common Stock through payroll deductions, which may not exceed 6% of an employees compensation as defined in the plan, to purchase stock at 85% of the fair market value of the Common Stock at the beginning or end of each specified period, whichever is lower. In fiscal 1996, 28,000 shares were purchased at a weighted average price of $21.

O. LEGAL PROCEEDINGS

     In April 1994, the Ben Franklin Technology Center of Southeastern Pennsylvania ("BFTC"), a creditor of ProgramMation, Inc. ("PMI"), brought suit against the Company and PMI and certain shareholders of PMI alleging that the defendants owe BFTC $415,000 and seeking other monetary and non-monetary relief. The action alleged that PMI breached a contract with BFTC by failing to pay royalties and other amounts alleged to be due under the contract and by selling the technology, in which BFTC alleged a security interest, to the Company. In March 1996, the parties entered into an agreement pursuant to which BFTC agreed to dismiss the Company from the litigation with prejudice.

                                   SIGNATURES


   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PRI AUTOMATION, INC.

   Date: December 17, 1996                  /s/ Mordechai Wiesler
                                            _________________________
                                                 Mordechai Wiesler
                                              Chief Executive Officer

   Date: December 17, 1996                  /s/ John J. Schickling
                                            _________________________
                                                 John J. Schickling
                                              Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                 DATE
       ---------                          -----                 ----
/s/ Mordechai Wiesler           Chief Executive Officer,     December 17, 1996
_________________________       Treasurer and Director
    Mordechai Wiesler       (Principal Executive Director)


/s/ John J. Schickling          Chief Financial Officer      December 17, 1996
_________________________      (Principal Financial and
    John J. Schickling            Accounting Officer)


/s/ Alexander V. d'Arbeloff          Director                December 17, 1996
_____________________________
    Alexander V. d'Arbeloff


/s/ Boruch Frusztajer                Director                December 17, 1996
_________________________
    Boruch Frusztajer


/s/ Amram Raisel                     Director                December 17, 1996
_________________________
    Amram Rasiel


/s/ Mitchell G. Tyson                Director                December 17, 1996
_________________________
    Mitchell G. Tyson