Form 10-K/A
period 1996-09-30
PRI AUTOMATION INC
filed 1997-01-31
CIK 927362

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ___________________

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

                              --------------------

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, PAR VALUE $.01
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                              --------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 13, 1996, as reported by the Nasdaq National Market, was approximately $277,085,416. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 13, 1996 the Registrant had outstanding 7,345,853 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 1997 are incorporated by reference into Items 10, 11 and 12 of this Annual Report on Form 10-K.

================================================================================

Explanation:
-----------

Item 1, "Business," is being amended to correct the number of employees of the Registrant at September 30, 1996. In addition, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 13, 1996, as reported by the Nasdaq National Market, which is disclosed on the facing page, is being corrected.

ITEM 1. BUSINESS

EMPLOYEES

     At September 30, 1996, the Company had 701 full-time employees. In addition, the Company utilizes the services of temporary or contract personnel within all functional areas to assist on project related activities. The number of such personnel will vary depending on specific project activity. At September 30, 1996, the Company employed the services of 140 persons employed by an outside temporary personnel agency. In addition to confidentiality agreements, most key employees have stock or stock option arrangements with the Company that provide for vesting over several years. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PRI AUTOMATION, INC.



Date:  January 31, 1997             /s/John J. Schickling
                                    ------------------------------------
                                    John J. Schickling
                                    Principal Financial Officer and
                                    Principal Accounting Officer