Form 10-Q
period 1996-12-29
PRI AUTOMATION INC
filed 1997-02-12
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               _________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 29, 1996

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
                                               ---------    ----------

  The number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1997:

                Class                         Number of Shares Outstanding
                -----                         ----------------------------
     Common Stock, $.01 par value                       7,362,645



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

           Item 1.       Financial Statements

                         Condensed Consolidated Statements of Operations for
                         the Three Months Ended December 29, 1996 and
                         December 31, 1995                                                        3

                         Condensed Consolidated Balance Sheets as of
                         December 29, 1996 and September 30, 1996                                 4

                         Condensed Consolidated Statements of Cash Flows for
                         the Three Months Ended December 29, 1996 and
                         December 31, 1995                                                        5

                         Notes to Condensed Consolidated Financial Statements                     6

           Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                          7-9

Part II.   Other Information
           -----------------

           Item 2.       Changes in Securities                                                  10

           Item 6.       Exhibits and Reports on Form 8-K                                       10

SIGNATURE                                                                                       11

           Exhibit Index                                                                        12
           Exhibit 11.1    Computation of Net Income Per Common Share                           13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------

                                                                                            DECEMBER 29,  DECEMBER 31,
                                                                                                1996         1995
                                                                                                ----         ----
                                                                                                   (Unaudited)
Net revenue.............................................................................       $37,228      $22,037
Cost of revenue.........................................................................        21,171       11,353
                                                                                               -------      -------
Gross profit............................................................................        16,057       10,684

Operating expenses:
 Research and development...............................................................         5,627        3,624
 Selling, general and administrative....................................................         4,889        3,490
                                                                                               -------      -------

Operating profit........................................................................         5,541        3,570
Other income, net.......................................................................           347          635
                                                                                               -------      -------
Income before income tax provision......................................................         5,888        4,205

Income tax provision....................................................................         2,002        1,014
                                                                                               -------      -------

Net income..............................................................................       $ 3,886      $ 3,191
                                                                                               =======      =======

Net income per common share:
 Primary................................................................................         $0.50        $0.42
 Assuming full dilution.................................................................         $0.50        $0.42
Weighted average number of common and
 common equivalent shares outstanding:
 Primary................................................................................         7,706        7,571
 Assuming full dilution.................................................................         7,762        7,612




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                              DECEMBER 29,  SEPTEMBER 30,
                                                  1996          1996
                                                  ----          ----
                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................  $ 22,912      $ 28,487
 Marketable securities........................       400         7,582
 Trade accounts receivable, net...............    33,946        27,561
 Contracts in progress........................    27,314        21,824
 Inventories..................................    24,284        20,988
 Other current assets.........................     1,375         1,268
                                                --------      --------
  Total current assets........................   110,231       107,710
 Property and equipment, net..................     9,499         9,180
 Marketable securities........................     6,174         4,666
 Other assets.................................     2,196         2,230
                                                --------      --------
  Total assets................................  $128,100      $123,786
                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.............................  $ 16,716      $ 16,171
 Accrued expenses  and other liabilities......     8,510         9,188
 Billings in excess of revenues and customer
  advances....................................     1,373         1,505
                                                --------      --------
   Total current liabilities..................    26,599        26,864

Stockholders' equity:
 Common stock, $.01 par value; 12,000,000
  shares authorized; 7,349,163 and 7,285,460
  issued and outstanding at December 29, 1996
  and September 30, 1996, respectively........        73            73
 Additional paid-in capital...................    72,499        71,806
 Retained earnings............................    28,929        25,043
                                                --------      --------
   Total stockholders' equity.................   101,501        96,922
                                                --------      --------
   Total liabilities and stockholders' equity.  $128,100      $123,786
                                                ========      ========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            THREE MONTHS ENDED
                                                            ------------------

                                                        DECEMBER 29,     DECEMBER 31,
                                                           1996             1995
                                                           ----             ----
                                                                (Unaudited)

Net cash (used in) provided by operating activities...      $(10,819)       $ 3,604
                                                            --------        -------

Cash flows from investing activities:
 Purchases of property and equipment..................        (1,116)        (1,112)
 Proceeds from the sale of marketable securities......         5,959          2,264
 Proceeds from maturities of marketable securities....         2,890             --
 Purchase of marketable securities....................        (3,196)        (2,376)
                                                            --------        -------
Net cash provided by (used in) investing activities...         4,537         (1,224)
                                                            --------        -------

Cash flows from financing activities:
Proceeds from exercise of stock options...............           707            133
                                                            --------        -------

Net (decrease) increase in cash and cash equivalents..        (5,575)         2,513
Cash and cash equivalents at beginning of period......        28,487         38,005
                                                            --------        -------

Cash and cash equivalents at end of period............      $ 22,912        $40,518
                                                            ========        =======




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  BASIS OF PRESENTATION

  The condensed consolidated financial statements include the accounts of PRI Automation, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated.

  While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1996 included in its Form 10-K, filed with the Securities and Exchange Commission.

  For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

  Inventories consist of the following (in thousands):

                                                     DECEMBER 29,  SEPTEMBER 30,
                                                         1996          1996
                                                     ------------  -------------
  Raw materials....................................     $22,892        $19,892
  Work in process..................................       1,392          1,096
                                                        -------        -------
                                                        $24,284        $20,988
                                                        =======        =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

  The significant components of accrued expenses and other liabilities consist of the following (in thousands):
                                                     DECEMBER 29,  SEPTEMBER 30,
                                                        1996           1996
                                                     ------------  -------------
  Accrued expenses.................................    $ 2,247        $ 2,030
  Accrued compensation.............................      3,296          3,883
  Income taxes payable.............................      1,137          1,445
  Deferred income taxes............................      1,830          1,830
                                                       -------        -------
                                                       $ 8,510        $ 9,188
                                                       =======        =======

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

   Additional risks and uncertainties include: competitive pressures on selling prices; inventory management, including suppliers' ability to meet the Company's needs in a timely manner; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the Company's ability to increase its manufacturing capacity to meet increased demand while maintaining satisfactory levels of product quality, service levels, and timeliness of deliveries; rapid technological change and introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

RESULTS OF OPERATIONS

  Revenue: Net revenue for the three months ended December 29, 1996 was $37.0 million, an increase of 68.2% over the corresponding period in fiscal 1996. The increase resulted primarily from the Company's expansion into Europe and in the Asia Pacific region and to a lesser extent from the increased market acceptance of, and demand for, the Company's flexible factory automation systems, as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities. Net export sales to customers for the three months ended December 29, 1996 were $17.4 million compared to $4.7 million for the corresponding period in fiscal 1996, and accounted for 46.8% and 21.3% of net revenue, respectively.

  Gross profit: The gross profit margin for the three months ended December 29, 1996 decreased to 43.1% as compared to 48.5% for the corresponding period in fiscal 1996. The decrease is primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

  Research and development: Research and development expenses for the three months ended December 29, 1996 increased to $5.6 million, representing 15.1% of net revenue, compared with research and development expenses of $3.6 million, representing 16.4% of net revenue for the corresponding period in fiscal 1996. The increase in dollar amount primarily reflects the continued increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue for the three months ended December 29, 1996 grew more rapidly than research and development expenses.

  Selling, general and administrative: Selling, general and administrative expenses for the three months ended December 29, 1996 were $4.9 million, representing 13.1% of net revenue, compared with selling, general and administrative expenses of $3.5 million, representing 15.8% of net revenue for the corresponding period in fiscal 1996. The increase in dollar amount primarily reflects the increases in personnel, commissions and related expenses associated with higher sales volume, expansion of the Company's marketing, market research and communications programs, and increased sales and marketing efforts in support of the Company's global expansion. The decrease as a percentage of net revenue is largely attributable to the fact that net revenue grew faster than selling, general and administrative expenses.

  Other income, net: Other income, net for the three months ended December 29, 1996 was $347,000 as compared to $635,000 for the corresponding period in fiscal 1996. Interest income for the three months ended December 29, 1996 was $346,000 as compared to $644,000 for the corresponding period in fiscal 1996. The decrease is attributable to lower investment balances in the three month period ended December 29, 1996 compared to the corresponding period in fiscal 1996. Interest expense for the three months ended December 29, 1996 was $1,000 as compared to $9,000 for the corresponding period in 1996.

  Income tax provision: The effective tax rate for the three months ended December 29, 1996 was 34.0% as compared to 24.1% for the corresponding period in fiscal 1996. The increase is largely attributable to a one-time benefit due to the elimination of certain valuation allowances placed against certain deferred tax assets. Excluding the effect of this one-time benefit, the effective tax rate for the three months ended December 31, 1995 would have been 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

  As of December 29, 1996 the Company had working capital of $83.6 million, including cash and cash equivalents of $22.9 million and short-term marketable securities of $400,000.

  Net cash used for operating activities for the three months ended December 29, 1996 was $10.8 million, compared to net cash provided by operating activities of $3.6 million for the corresponding period in fiscal 1996. Net cash used for operating activities for the three months ended December 29, 1996 was primarily attributable to increases in trade accounts receivable of $6.4 million, contracts in progress of $5.5 million and inventory of $3.3 million, offset partially by net income of $3.9 million. The net cash provided by operating activities for the three months ended December 31, 1995 was primarily attributable to net income of $3.2 million, an increase in accounts payable of $1.3 million and an increase in customer advances of $1.0 million, offset partially by an increase of contracts in progress of $1.7 million.

  Net cash provided by investing activities for the three months ended December 29, 1996 was $4.5 million as compared to $1.2 million of net cash used for the corresponding period in fiscal 1996. The increase is due primarily to proceeds from sales and maturities of marketable securities.

  Net cash provided by financing activities for the three months ended December 29, 1996 was $707,000 as compared to $133,000 for the corresponding period in fiscal 1996. Net cash provided by financing activities for the three months ended December 29, 1996 and December 31, 1995 was attributable to the exercise of stock options.

   At December 29, 1996, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"). The Company still maintains the working capital line of credit, which enables the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such lines of credit is conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

   The Company believes that existing cash and investment balances and funds available under its existing lines of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

         a)   None

         b)   None

         c) The following information is furnished with regard to all securities of the Company sold by the Company during the three months ended December 29, 1996, that were not registered under the Securities Act of 1933 (the "Securities Act") other than unregistered sales made in reliance under Regulation S:

                   On December 19, 1996, the Company issued and sold 2,625
              shares of its Common Stock to a director of the Company for an aggregate purchase price of $5,250 pursuant to the exercise of a nonqualified stock option previously granted to such director. This issuance was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.


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

         b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended December 29, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PRI AUTOMATION, INC.



                                              /s/ John J. Schickling
Date:  February 12, 1997               By:__________________________________
                                                  John J. Schickling
                                              Duly Authorized Officer and
                                              Principal Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION                       PAGE
 ------                       -----------                       ----

   11.1       Computation of Net Income Per Common Share         13