Form 10-Q
period 1997-03-30
PRI AUTOMATION INC
filed 1997-05-13
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             Commission File Number
                    to                                  0-24934
             ------    ------

                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)


      MASSACHUSETTS                                            04-2495703
     (State or other                                       (I.R.S. Employer
     jurisdiction of                                       Identification No.)
      incorporation)

       805 MIDDLESEX TURNPIKE                                 01821-3986
          BILLERICA, MA                                       (Zip Code)
(Address of principal executive offices)

                 Registrant's telephone number:  (508) 670-4270
                              ------------------

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

          The number of shares outstanding of each of the issuer's classes of common stock as of April 24, 1997 (does not give effect to a two-for-one stock split distributed on May 2, 1997 to shareholders of record on april 22, 1997):

            Class                             Number of Shares Outstanding
------------------------------                ----------------------------
Common Stock, $.01 par value                            7,415,594

                              PRI AUTOMATION, INC.

                                     INDEX

                                                                                          PAGE NO.
                                                                                          --------
Part I.               Financial Information
                      ---------------------
         Item 1.      Financial Statements

                      Condensed Consolidated Statements of Operations for
                        the Three and Six Months Ended March 30, 1997 and
                        March 31, 1996                                                     3

                      Condensed Consolidated Balance Sheets as of
                        March 30, 1997 and September 30, 1996                              4

                      Condensed Consolidated Statements of Cash Flows for
                        the Six Months Ended March 30, 1997 and
                        March 31,1996                                                      5

                      Notes to Condensed Consolidated Financial Statements                 6-7

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                      8-11

Part II.              Other Information
                      -----------------
       Item 4         Submission of Matters to a Vote of Security Holders                  12
       Item 5.        Other Information                                                    12
       Item 6.        Exhibits and Reports on Form 8-K                                     12-13

SIGNATURE                                                                                  14

                      Exhibit Index                                                        15
                      Exhibit 3.6    Articles of Amendment of the Company
                      Exhibit 11.1  Computation of Net Income Per Common Share
                      Exhibit 27.1  Financial Data Schedule

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                          --------------------  --------------------
                                          MARCH 30,  MARCH 31,  MARCH 30,  MARCH 31,
                                            1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------

Net revenue.............................    $41,235    $26,200    $78,463    $48,237
Cost of revenue.........................     23,404     13,421     44,575     24,774
                                            -------    -------    -------    -------

Gross profit............................     17,831     12,779     33,888     23,463
Operating expenses:
 Research and development...............      5,915      4,097     11,543      7,721
 Selling, general and administrative....      6,000      4,006     10,889      7,496
                                            -------    -------    -------    -------

Operating profit........................      5,916      4,676     11,456      8,246
Other income, net.......................        230        482        578      1,117
                                            -------    -------    -------    -------

Income before income tax provision......      6,146      5,158     12,034      9,363
Income tax provision....................      2,090      1,857      4,092      2,871
                                            -------    -------    -------    -------

Net income..............................    $ 4,056    $ 3,301    $ 7,942    $ 6,492
                                            =======    =======    =======    =======

Net income per common share:
 Primary................................      $0.52      $0.44      $1.02      $0.86
 Assuming full dilution.................      $0.52      $0.44      $1.02      $0.86
Weighted average number of common and
 common equivalent shares outstanding:
 Primary................................      7,848      7,552      7,777      7,562
 Assuming full dilution.................      7,849      7,564      7,805      7,588

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         MARCH 30,      SEPTEMBER 30,
                                                           1997             1996
                                                         --------         --------
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................  $ 14,841         $ 28,487
 Marketable securities.................................     3,039            7,582
 Trade accounts receivable, net........................    45,287           27,561
 Contracts in progress.................................    29,730           21,824
 Inventories...........................................    28,575           20,988
 Other current assets..................................     1,790            1,268
                                                         --------         --------
  Total current assets.................................   123,262          107,710
 Property and equipment, net...........................     9,908            9,180
 Marketable securities.................................     3,074            4,666
 Other assets..........................................     2,379            2,230
                                                         --------         --------
  Total assets.........................................  $138,623         $123,786
                                                         ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable......................................  $ 18,366         $ 16,171
 Accrued expenses  and other liabilities...............    10,875            9,188
 Billings in excess of revenues and customer advances..     3,116            1,505
                                                         --------         --------
   Total current liabilities...........................    32,357           26,864

Stockholders' equity:
 Common stock, $.01 par value; 12,000,000 shares
  authorized; 7,408,653 and 7,285,460 issued and
  outstanding at March 30, 1997 and
  September 30, 1996, respectively.....................        74               73
 Additional paid-in capital............................    73,208           71,806
 Retained earnings.....................................    32,984           25,043
                                                         --------         --------
   Total stockholders' equity..........................   106,266           96,922
                                                         --------         --------
   Total liabilities and stockholders' equity..........  $138,623         $123,786
                                                         ========         ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PRI AUTOMATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                                SIX MONTHS ENDED
                                                                -----------------
                                                             MARCH 30,      MARCH 31,
                                                               1997            1996
                                                         -----------------  ----------

Net cash used in operating activities:.................          $(18,722)    $(4,646)
                                                                 --------     -------

Cash flows from investing activities:
 Purchases of marketable securities....................            (4,531)     (6,311)
 Proceeds from the sale of marketable securities.......             6,684         900
 Proceeds from maturities of marketable securities.....             3,990       3,753
 Purchases of property and equipment...................            (2,388)     (2,215)
                                                                 --------     -------
  Net cash provided by (used in) investing activities..             3,755      (3,873)
                                                                 --------     -------
Cash flows from financing activities:
 Proceeds from exercise of stock options...............             1,321         246
 Proceeds from issuance of common stock, net of
  issuance costs.......................................                --         274
                                                                 --------     -------
  Net cash provided by financing activities............             1,321         520
                                                                 --------     -------
Net decrease in cash and cash equivalents..............           (13,646)     (7,999)
Cash and cash equivalents at beginning of period.......            28,487      38,005
                                                                 --------     -------
Cash and cash equivalents at end of period.............          $ 14,841     $30,006
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

          The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1996 included in its Form 10-K, filed with the Securities and Exchange Commission.

  For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

  Inventories consist of the following (in thousands):

                                        MARCH 30,  SEPTEMBER 30,
                                          1997         1996
                                        ---------  -------------
  Raw materials........................   $27,511        $19,892
  Work in process......................     1,064          1,096
                                          -------        -------
                                          $28,575        $20,988
                                          =======        =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

  The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                        MARCH 30,  SEPTEMBER 30,
                                          1997           1996
                                        -------        -------
  Accrued expenses..................... $ 3,403        $ 2,030
  Accrued compensation.................   3,639          3,883
  Income taxes payable.................   2,003          1,445
  Deferred income taxes................   1,830          1,830
                                        -------        -------
                                        $10,875        $ 9,188
                                        =======        =======

D.   SUBSEQUENT EVENTS

  On February 18, 1997, the Board of Directors declared a two-for-one stock split (the "Stock Split") to be effected in the form of a 100% stock dividend on its common stock, subject to shareholder approval of an Amendment to the Company's Restated Articles of Organization to increase the Company's authorized common stock from 12 million shares to 24 million shares (the "Amendment"). The Amendment was approved by the Company's stockholders on April 22, 1997 and the Stock Split was effected by the distribution of a 100% stock dividend on May 2, 1997 to shareholders of record on April 22, 1997. Share and per share amounts contained in this report have not been restated to reflect the Stock Split .

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

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

   The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for capital equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

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

RESULTS OF OPERATIONS

     Revenue: Net revenue for the three and six months ended March 30, 1997 was $41.2 million and $78.5 million, respectively, an increase of 57.4% and 62.7%, respectively, over the corresponding periods in fiscal 1996. The increases resulted primarily from the Company's continued expansion in Europe and in the Asia Pacific region and to a lesser extent from the increased market acceptance of, and demand for, the Company's flexible factory automation systems in the United States market as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities. Net export sales to customers for the three and six months ended March 30, 1997 were $17.4 million and $34.9 million, respectively, compared to $3.6 million and $8.3 million, respectively, for the corresponding periods in fiscal 1996, and accounted for 42.3% and 44.5% of net revenue, respectively, as compared to 13.9% and 17.3% of net revenue for the corresponding periods in fiscal 1996.

     Gross profit: The gross profit margin for the three and six months ended March 30, 1997 was 43.2%, as compared to 48.8% and 48.6% for the corresponding periods in fiscal 1996. The decreases are primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

     Research and development: Research and development expenses for the three and six months ended March 30, 1997 were $5.9 million and $11.5 million, respectively, representing 14.3% and 14.7% of net revenue, respectively, compared to $4.1 million and $7.7 million, representing 15.6% and 16.0% of net revenue for the corresponding periods in fiscal 1996. The increase in dollar amounts primarily reflects the continued increase in personnel and materials expense in response to an increasing demand for new products and product enhancements. The decreases in percentage are primarily attributable to a slower growth rate in personnel than in the Company's rate of revenue growth.

     Selling, general and administrative: Selling, general and administrative expenses for the three and six months ended March 30, 1997 were $6.0 million and $10.9 million, respectively, representing 14.6% and 13.9% of net revenue, compared to $4.0 million and $7.5 million, representing 15.6% and 16.0% of net revenue for the corresponding periods in fiscal 1996. The increase in dollar amounts primarily reflects the increases in personnel, commissions and related expenses associated with higher sales volume, and to a lesser extent expenses associated with continued global expansion. The decrease as a percentage of net revenue is largely attributable to the fact that in fiscal 1997, expenses attributable to the Company's expansion in Europe and the Asia Pacific region grew less rapidly than the Company's revenues.

     Other income, net: Other income, net for the three and six months ended March 30, 1997 was $230,000 and $578,000, respectively, as compared to $482,000 and $1.1 million for the corresponding periods in fiscal 1996. Interest income for the three and six months ended March 30, 1997 was $248,000 and $595,000, respectively, as compared to $492,000 and $1.1 million for the corresponding periods in fiscal 1996. The decreases are attributable to lower investment balances in the three and six month periods ended March 30, 1997 as compared to the corresponding periods in fiscal 1996.

     Income tax provision: The effective tax rate for the three and six months ended March 30, 1997 was 34.0% as compared to 36.0% and 30.7%, respectively, for the corresponding periods in fiscal 1996. For the three months ended March 30, 1997, the decrease in the effective tax rate compared to the corresponding period in fiscal 1996 is largely attributable to increased tax benefits from the Company's foreign sales corporation due to increased export sales. The increase in the effective tax rate for the six month period ended March 30, 1997 is largely attributable to a one-time benefit from the elimination of certain valuation allowances placed against certain deferred tax assets in fiscal 1996, offset partially by a decrease in the fiscal 1997 effective tax rate associated with the increased tax benefit from the foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

     As of March 30, 1997 the Company had working capital of $90.9 million, including cash and cash equivalents of $14.8 million and short-term marketable securities of $3.0 million.

     Net cash used in operating activities for the six months ended March 30, 1997 was $18.7 million, compared to net cash used in operating activities of $4.6 million for the corresponding period in fiscal 1996. Net cash used in operating activities for the six months ended March 30, 1997 was primarily attributable to increases in trade accounts receivable of $17.7 million, in contracts in progress of $7.9 million and in inventory of $7.6 million, offset partially by net income of $7.9 million, increases in accounts payable of $2.2 million, in accrued expenses of $1.7 million, in billings in excess of revenues and in customer advances of $1.6 million. Net cash used in operating activities for the six months ended March 31, 1996 was primarily attributable to increases in trade accounts receivable of $3.7 million, and in contracts in progress of $9.9 million and an increase in inventory of $3.4 million. These uses of cash were offset in part by increases in billings in excess of revenues and in customer advances of $2.9 million, an increase in income taxes payable of $1.3 million, a decrease in other current assets of $900,000, and net income of $6.5 million.

     Net cash provided by investing activities for the six months ended March 30, 1997 was $3.8 million as compared to $3.9 million of net cash used for the corresponding period in fiscal 1996. Net cash provided by investing activities for the six months ended March 30, 1997 was attributable to the net purchase, sale and maturities of marketable securities of $6.1 million offset partially by the purchase of fixed assets of $2.4 million. Net cash used in investing activities for the six months ended March 31, 1996 was attributable to the net purchase, sale and maturities of marketable securities of $1.7 million offset partially by the purchase of fixed assets of $2.2 million.

     Net cash provided by financing activities for the six months ended March 30, 1997 was $1.3 million as compared to $520,000 for the corresponding period in fiscal 1996. Net cash provided by financing activities for the six months ended March 30, 1997 was attributable to the exercise of stock options. Net cash provided by financing activities for the six months ended March 31, 1996 was attributable to the exercise of stock options of $246,000 and net proceeds from the issuance of common stock of $274,000.

   At March 30, 1997, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"). The working capital line of credit enables the Company to obtain revolving loans or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under the line of credit is conditioned upon, among other things, the

Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

   The Company believes that existing cash and investment balances and funds available under its existing line of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of stockholders of the Company held on February 7, 1997, the stockholders elected to fix the number of directors at five and re-elected the following five directors nominated by management: Mordechai Wiesler, Mitchell G. Tyson, Amram Rasiel, Boruch B. Frusztajer, and Alexander V. d'Arbeloff.

     The number of votes cast for, or withheld from, each nominee for election as director were as follows:

Nominee                       For     Withheld Authority
-------------------------  ---------  ------------------
Mordechai Wiesler          6,279,622              53,728
Mitchell G. Tyson          6,279,622              53,728
Amram Rasiel               6,279,622              53,728
Boruch B. Frusztajer       6,279,422              53,928
Alexander V. d'Arbeloff    6,279,422              53,928

     In addition, the Stockholders approved an amendment to the Company's 1994 Incentive and Nonqualified Stock Option plan to increase the number of shares of Common Stock available thereunder by 300,000 shares by the following number of votes.

For          Against      Abstain     Broker Nonvotes
---          -------      -------     ---------------
3,622,839    2,666,807    10,407      34,547

Item 5.  Other Information

     On February 18, 1997, the Company's Board of Directors voted to effect a stock split by means of a stock dividend of one share of fully paid and non-assessable Common Stock on each share of Common Stock issued and outstanding at the close of business on April 22, 1997, contingent on stockholder approval of an Amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock from 12,000,000 to 24,000,000 shares (the "Amendment"). On April 22, 1997, the Company's stockholders approved the Amendment. The payment date for the stock dividend was May 2, 1997.

Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits

 EXHIBIT
 NUMBER                      DESCRIPTION
 ------                      -----------

   *3.4   Amended and Restated By-Laws of the Company
   *3.5   Restated Articles of Organization of the Company
    3.6   Articles of Amendment of the Company
   11.1   Computation of Net Income Per Common Share
   27.1   Financial Data Schedule
_______________

 * Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836, as declared effective by the Securities and Exchange Commission on October 13, 1994.

       b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 30, 1997.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PRI AUTOMATION, INC.


Date:  May 12, 1997                       By:  /s/ Stephen D. Allison
                                             ----------------------------------
                                                      Stephen D. Allison
                                                  Duly Authorized Officer and
                                                  Principal Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION                  PAGE
 ------                       -----------                  ----

   3.6      Articles of Amendment of the Company
  11.1      Computation of Net Income Per Common Share
  27.1      Financial Data Schedule