Form 10-Q
period 1997-06-30
PRI AUTOMATION INC
filed 1997-08-13
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               _________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1997

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
                                               --------    ---------


  The number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1997:

            Class                         Number of Shares Outstanding
            -----                         ----------------------------
Common Stock, $.01 par value                     14,951,762

                              PRI AUTOMATION, INC.

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
Part I.  Financial Information
         ---------------------

         Item 1.       Financial Statements

                       Condensed Consolidated Statements of Operations for
                       the Three and Six Months Ended June 29, 1997 and
                       June 30, 1996                                                        3

                       Condensed Consolidated Balance Sheets as of
                       June 29, 1997 and September 30, 1996                                 4

                       Condensed Consolidated Statements of Cash Flows for
                       the Six Months Ended June 29, 1997 and
                       June 30,1996                                                         5

                       Notes to Condensed Consolidated Financial Statements               6-7

       Item 2.         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                     8-11

Part II.               Other Information
                       -----------------
       Item 5.         Other Information                                                   12
       Item 6.         Exhibits and Reports on Form 8-K                                    12

SIGNATURE                                                                                  13

       Exhibit Index                                                                       14
       Exhibit 11.1    Computation of Net Income Per Common Share
       Exhibit 27.1  Financial Data Schedule

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                             ------------------  ------------------
                                             JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                               1997      1996      1997      1996
                                             --------  --------  --------  --------

Net revenue................................   $44,362   $28,440  $122,826   $76,677
Cost of revenue............................    24,975    14,648    69,549    39,422
                                              -------   -------  --------   -------

Gross profit...............................    19,387    13,792    53,277    37,255
Operating expenses:
 Research and development..................     5,950     4,515    17,492    12,236
 Selling, general and administrative.......     7,095     4,471    17,985    11,967
                                              -------   -------  --------   -------

Operating profit...........................     6,342     4,806    17,800    13,052
Other income, net..........................       263       531       840     1,648
                                              -------   -------  --------   -------

Income before income tax provision.........     6,605     5,337    18,640    14,700
Income tax provision.......................     2,246     1,815     6,338     4,686
                                              -------   -------  --------   -------

Net income.................................   $ 4,359   $ 3,522  $ 12,302   $10,014
                                              =======   =======  ========   =======

Net income per common share:
 Primary...................................     $0.28     $0.23     $0.79     $0.66
 Assuming full dilution....................     $0.28     $0.23     $0.78     $0.66
Weighted average number of common and
 common equivalent shares outstanding(1):
 Primary...................................    15,752    15,194    15,620    15,147
 Assuming full dilution....................    15,847    15,236    15,689    15,196




(1) Reflects a two-for-one stock split effective May 2, 1997.



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       JUNE 29,  SEPTEMBER 30,
                                                         1997        1996
                                                         ----        ----
                                                           (Unaudited)
                           ASSETS

CURRENT ASSETS:
 Cash and cash equivalents.............................  $ 32,862  $ 28,487
 Marketable securities.................................     1,420     7,582
 Trade accounts receivable, net........................    40,461    27,561
 Contracts in progress.................................    23,934    21,824
 Inventories...........................................    28,205    20,988
 Other current assets..................................     2,674     1,268
                                                         --------  --------
  Total current assets.................................   129,556   107,710
 Property and equipment, net...........................    10,516     9,180
 Marketable securities.................................     1,853     4,666
 Other assets..........................................     2,757     2,230
                                                         --------  --------
  Total assets.........................................  $144,682  $123,786
                                                         ========  ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable......................................  $ 17,157  $ 16,171
 Accrued expenses  and other liabilities...............    13,488     9,188
 Billings in excess of revenues and customer advances..       459     1,505
                                                         --------  --------
   Total current liabilities...........................    31,104    26,864

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 24,000,000 shares
  authorized; 14,938,476 and 14,570,920 issued and
  outstanding at June 29, 1997 and
  September 30, 1996, respectively.....................       150        73
 Additional paid-in capital............................    76,159    71,806
 Retained earnings.....................................    37,269    25,043
                                                         --------  --------
   Total stockholders' equity..........................   113,578    96,922
                                                         --------  --------
   Total liabilities and stockholders' equity..........  $144,682  $123,786
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

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                      --------------------
                                                                       JUNE 29,  JUNE 30,
                                                                        1997       1996
                                                                      ---------  --------

Net cash (used in) provided by operating activities:...                $(3,027)  $   363
                                                                       -------   -------

Cash flows from investing activities:
 Purchases of marketable securities....................                 (4,531)   (7,822)
 Proceeds from the sale of marketable securities.......                  9,017     1,900
 Proceeds from maturities of marketable securities.....                  4,490     6,453
 Purchases of property and equipment...................                 (4,045)   (4,715)
                                                                       -------   -------
  Net cash provided by (used in) investing activities..                  4,931    (4,184)
                                                                       -------   -------
Cash flows from financing activities:
 Proceeds from exercise of stock options...............                  2,122       496
 Proceeds from issuance of common stock, net of
  issuance costs.......................................                    349       274
                                                                       -------   -------
  Net cash provided by financing activities............                  2,471       770
                                                                       -------   -------
Net increase (decrease) in cash and cash equivalents...                  4,375    (3,051)
Cash and cash equivalents at beginning of period.......                 28,487    38,005
                                                                       -------   -------
Cash and cash equivalents at end of period.............                $32,862   $34,954
                                                                       =======   =======




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

  The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1996 included in the Company's Annual Report Form 10-K, filed with the Securities and Exchange Commission.

  For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

  Inventories consist of the following (in thousands):

                                                                         JUNE 29,  SEPTEMBER 30,
                                                                           1997        1996
                                                                         --------  -------------
  Raw materials........................................................   $26,972        $19,892
  Work in process......................................................     1,233          1,096
                                                                          -------        -------
                                                                          $28,205        $20,988
                                                                          =======        =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

  The significant components of accrued expenses and other liabilities consist of the following (in thousands):
                                                                         JUNE 29,  SEPTEMBER 30,
                                                                           1997        1996
                                                                         --------  -------------
  Accrued expenses.....................................................   $ 2,798        $ 2,030
  Accrued compensation.................................................     6,356          3,883
  Income taxes payable.................................................     2,504          1,445
  Deferred income taxes................................................     1,830          1,830
                                                                          -------        -------
                                                                          $13,488        $ 9,188
                                                                          =======        =======

D.  STOCK SPLIT

  On February 18, 1997, the Board of Directors declared a two-for-one stock split (the "Stock Split") to be effected in the form of a 100% stock dividend on its common stock, subject to shareholder approval of an Amendment to the Company's Restated Articles of Organization to increase the Company's authorized common stock from 12 million shares to 24 million shares (the "Amendment"). The Amendment was approved by the Company's stockholders on April 22, 1997 and the Stock Split was effected by the distribution of a 100% stock dividend on May 2, 1997 to shareholders of record on April 22, 1997. Share and per share amounts contained in this report have been restated to reflect the Stock Split.

E.  EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company plans to adopt SFAS 128 the first quarter of fiscal 1998 and has not yet determined the impact.

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

RESULTS OF OPERATIONS

  Revenue: Net revenue for the three and nine months ended June 29, 1997 was $44.4 million and $122.8 million, respectively, an increase of 56.0% and 60.2%, respectively, over the corresponding periods in fiscal 1996. The increases resulted primarily from the Company's continued expansion in Europe and in the Asia Pacific region and to a lesser extent from the increased market acceptance of, and demand for, the Company's flexible factory automation systems in the United States market as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities. Net export sales to customers for the three and nine months ended June 29, 1997 were $24.0 million and $58.9 million, respectively, compared to $3.0 million and $11.4 million, respectively, for the corresponding periods in fiscal 1996, and accounted for 54.2% and 48.0% of net revenue, respectively, as compared to 10.6% and 14.9% of net revenue for the corresponding periods in fiscal 1996.

  Gross profit: The gross profit margin for the three and nine months ended June 29, 1997 was 43.7% and 43.4%, as compared to 48.5% and 48.6% for the corresponding periods in fiscal 1996. The decreases are primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

  Research and development: Research and development expenses for the three and nine months ended June 29, 1997 were $6.0 million and $17.5 million, respectively, representing 13.4% and 14.2% of net revenue, respectively, compared to $4.5 million and $12.2 million, representing 15.9% and 16.0% of net revenue for the corresponding periods in fiscal 1996. The increase in dollar amounts primarily reflects the continued increase in personnel and materials expense in response to an increasing demand for new products and product enhancements. The decreases in percentage are primarily attributable to a slower growth rate in personnel than in the Company's rate of revenue growth.

  Selling, general and administrative: Selling, general and administrative expenses for the three and nine months ended June 29, 1997 were $7.1 million and $18.0 million, respectively, representing 16.0% and 14.6% of net revenue, compared to $4.5 million and $12.0 million, representing 15.7% and 15.6% of net revenue for the corresponding periods in fiscal 1996. The increase in dollar amounts primarily reflect the increases in personnel, commissions and related expenses associated with higher sales volume, and to a lesser extent expenses associated with continued global expansion.

  Other income, net: Other income, net for the three and nine months ended June 29, 1997 was $263,000 and $840,000, respectively, as compared to $531,000 and $1.6 million for the corresponding periods in fiscal 1996. Interest income for the three and nine months ended June 29, 1997 was $261,000 and $856,000, respectively, as compared to $534,000 and $1.6 million for the corresponding periods in fiscal 1996. The decreases are attributable to lower investment balances in the three and six month periods ended June 29, 1997 as compared to the corresponding periods in fiscal 1996.

  Income tax provision: The effective tax rate for the three and nine months ended June 29, 1997 was 34.0% as compared to 34.0% and 31.9%, respectively, for the corresponding periods in fiscal 1996. The increase in the effective tax rate for the nine month period ended June 29, 1997 as compared to the corresponding period in fiscal 1996 is largely attributable to a one-time benefit from the elimination of certain valuation allowances placed against certain deferred tax assets in fiscal 1996, offset partially by a decrease in the fiscal 1997 effective tax rate associated with the increased tax benefit from the foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

  As of June 29, 1997 the Company had working capital of $98.5 million, including cash and cash equivalents of $32.9 million and short-term marketable securities of $1.4 million.

  Net cash used in operating activities for the nine months ended June 29, 1997 was $3.0 million, compared to net cash provided by operating activities of $363,000 for the corresponding period in fiscal 1996. Net cash used in operating activities for the nine months ended June 29, 1997 was primarily attributable to increases in trade accounts receivable of $12.9 million, inventory of $7.2 million, contracts in progress of $2.1 million, and an increase in other current assets of $1.4 million, offset partially by net income of $12.3 million, and increases in accrued expenses and other liabilities of $4.3 million, accounts payable of $986,000, and an increase in depreciation expense of $2.7 million. Net cash provided by operating activities for the nine months ended June 30, 1996 was primarily attributable to net income of $10 million, an increase in accounts payable of $6.1 million and an increase in income taxes payable of $2.5 million, offset partially by an increase in contracts in progress of $10 million, an increase in inventory of $6.3 million and an increase in trade accounts receivable of $2.4 million.

  Net cash provided by investing activities for the nine months ended June 29, 1997 was $4.9 million as compared to $4.2 million of net cash used for the corresponding period in fiscal 1996. Net cash provided by investing activities for the nine months ended June 29, 1997 was attributable to the net proceeds from the purchase, sale and maturities of marketable securities of $8.9 million offset partially by the purchase of fixed assets of $4.0 million. Net cash used in investing activities for the nine months ended June 30, 1996 was primarily attributable to the purchase of fixed assets of $4.7 million.

  Net cash provided by financing activities for the nine months ended June 29, 1997 was $2.4 million as compared to $770,000 for the corresponding period in fiscal 1996. Net cash provided by financing activities for the nine months ended June 29, 1997 and June 30, 1996 was attributable to the exercise of stock options and issuance of common stock pursuant to the Company's Employee Stock Purchase Plan.

   At June 29, 1997, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"). The working capital line of credit enables the Company to obtain revolving loans or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under the line of credit is conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

   The Company believes that existing cash and investment balances and funds available under its existing line of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company plans to adopt SFAS 128 in the first quarter of fiscal 1998 and has not yet determined the impact.

PART II.  OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K

       a) Exhibits

 EXHIBIT
 NUMBER                      DESCRIPTION
 ------                      -----------

  *3.4       Amended and Restated By-Laws of the Company
  *3.5       Restated Articles of Organization of the Company
 **3.6       Articles of Amendment of the Company
  11.1       Computation of Net Income Per Common Share
  27.1       Financial Data Schedule
_______________

 * Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836, as declared effective by the Securities and Exchange Commission on October 13, 1994.

** Incorporated by reference to the similarly numbered Exhibit to the Company's
   Quarterly Report Form 10-Q, for the period ended March 30, 1997 as filed with the securities and Exchange Commission.

       b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 29, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PRI AUTOMATION, INC.



                                          /s/ Stephen D. Allison
   Date:  August 12, 1997        By:
                                    ----------------------------------
                                            Stephen D. Allison
                                          Duly Authorized Officer and
                                          Principal Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION                   PAGE
 ------                       -----------                   ----
 11.1    Computation of Net Income Per Common Share
 27.1    Financial Data Schedule