Form 10-K
period 1997-09-30
PRI AUTOMATION INC
filed 1997-12-29
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ________________
                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended          Commission File Number
            September 30, 1997                    0-24934

                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                     04-2495703
         (State of other jurisdiction          (I.R.S. Employer
               of incorporation)              Identification No.)

           805 MIDDLESEX TURNPIKE                 01821-3986
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
                                              ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 2, 1997 as reported by the Nasdaq National Market, was approximately $406,781,528. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 2, 1997 the Registrant had outstanding 15,146,026 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before January 28, 1998, are incorporated by reference into Items 10, 11, and 12 of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS

THE COMPANY

   PRI Automation, Inc. ("PRI" or the "Company") is a leading global supplier of factory automation systems that serve the needs of large, mid-sized and specialty semiconductor manufacturers. The Company combines advanced robotics technology with material handling systems and scheduling software to automate the complex processes of integrated circuit manufacturing. The Company's mission is to provide integrated solutions of hardware, software and services that optimize the flow of silicon wafers throughout the semiconductor fabrication facility ("fab"), improving the productivity of semiconductor manufacturing. PRI's systemswhich include overhead monorails, wafer stockers, reticle stockers, tool automation systems, material control software, scheduling and planning software, and factory simulation and other services, including project management and on-site supportincrease wafer yield and equipment utilization in a wide range of semiconductor manufacturing environments, while providing efficient work-in-process material handling to help improve manufacturing throughput by optimizing the flow of wafers from process tool to process tool throughout the fab.

   The Company sells its systems and services to semiconductor manufacturers, as well as to OEM equipment suppliers which incorporate the Company's products into systems sold to semiconductor manufacturers. The Company markets its integrated factory automation systems in North America through a direct sales force operating out of its headquarters in Billerica, Massachusetts and sales offices in California, New Jersey, Oregon, and Texas. Outside North America, the Company's products are sold by the Company's direct sales force with sales offices in Europe, South Korea, and Taiwan.

PRODUCTS

   In response to demands from users of integrated circuits, the semiconductor industry is continuously required to package more functionality and higher performance in smaller semiconductor devices at ever lower costs. In addition, users of semiconductor devices today expect manufacturers to provide a broad range of differentiated products, often including custom versions of standard products, designed for specific customers. They also require semiconductor fabs to respond to accelerating product design cycles and shorter product lives, and to provide quicker time to market for new products.

   Additionally the semiconductor industry is preparing for the transition to 300mm wafer production and manufacturing. The move to the next-generation wafer size will require significant capital investment in full-factory automation systems, process equipment and new facilities over the next two to three years.

   The technical and operational challenges which face semiconductor manufacturers, as they seek to meet these customer demands while maintaining and improving their profitability and competitive positions in an environment of increasing cost pressures and continuously evolving technology, fall into four principal categories:

 .  Achieving and maintaining high production yields;
 . Controlling production costs by improving utilization of expensive facilities and equipment;
 . Managing the logistics of an increasingly complex semiconductor fabrication process; and
 .  Preparing for the transition to 300mm manufacturing

   The Company is addressing these challenges with a fully-integrated line of factory automation systems designed to automate the semiconductor fabrication process. The Company's comprehensive product line and broad range of implementation services provide a total factory automation solution which allows its customers to optimize their semiconductor manufacturing operations by increasing wafer yields, reducing operating costs and increasing their return on investment in expensive production facilities and equipment, and to manage the increasingly complex process of semiconductor fabrication. The Company's products are designed to provide seamless factory automation and material handling from process chamber to process chamber through a highly flexible and scaleable design, easy-to-install configurations, and high levels of support both during installation and after the system is operational. The Company's broad range of robotic devices and system software allows customers to easily configure solutions that meet their specific requirements. The Company's systems are also designed to be installed and subsequently modified, if necessary, with minimum disruption of customers' operations. The Company also provides its customers with systems integration, factory simulation, project management, and on-site support services.

   The Company's products are built by combining modular components, each incorporating elements of the Company's core technology, to provide the storage, transport, wafer transfer, loading and control functions required for a particular customer application. The Company has developed numerous components and subsystems, including several basic types of delivery vehicles, robot arms and other robotic systems, wafer cassette storage units or "stockers", various process tool automation components (such as vacuum pick-up tools and mechanical pod, box, cassette and wafer grippers), tool front-end buffering solutions, pod-door opening robotic components ), and numerous monorail and floor track elements, elevators, conveyors, tilt and transfer stations, aligners, controllers and other specialized components. These modular building blocks are combined in a range of standard products. They also can be readily mixed and matched in custom-engineered solutions which provide the precise functionality and features required by a particular customer.

   A core competency of the Company is its ability to build sophisticated electromechanical assemblies featuring high levels of reliability and cleanliness. The Company's expertise in cleanroom robot design, precise motion control, contamination-free air handling techniques, accurate materials control and tracking software, planning and scheduling software, and other core technologies, combined with its intimate knowledge of the technical and operational aspects of the semiconductor fabrication process, enable the Company to provide its customers with a complete solution of factory automation hardware and software which optimizes the flow of work-in-process wafers throughout the entire fab.

   The Company has organized its product development and marketing and sales functions around three core strategic divisions that logically address the various components of the complete solution. These divisions include the Factory Automation Systems Division, which is responsible for the development and delivery of interbay and intrabay solutions; the Tool Automation Systems Division, which develops and markets a complete line of process tool wafer handling buffering solutions; and the Software Division, which develops and markets the software tools that help semiconductor manufacturers track, schedule, and plan the most efficient work-in-process wafer flow to optimize their total fab operations. In addition, the Company provides a range of automation services to customers to help design and simulate the optimal automation solution to meet their manufacturing needs prior to taking delivery of the system and provides ongoing support during and after installation. The following overview outlines each of these divisions highlighting their products and services with respect to product differentiation and customer base.

FACTORY AUTOMATION SYSTEMS DIVISION

    INTERBAY AUTOMATION SYSTEMS

   Interbay systems provide automated storage, retrieval and delivery of work-in process throughout the factory. The Company's interbay automation products consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with the associated controllers, software and communications capabilities that provide a tightly integrated wafer flow solution. The Company believes that almost all new fabs constructed since 1990 have adopted some form of interbay automation system. An interbay system may include one or more of the following components:

   . Overhead monorail (AeroTrak/TM/). The Company's patented system in which transport vehicles running on an overhead monorail provide clean, fast and accurate delivery of material from process bay to process bay.

   . Automated storage and retrieval system ("stocker"). An enclosed cabinet, capable of utilizing the full height of the clean room to store cassettes, boxes, pods or other carriers on multiple rows of vertically stacked shelving. Stored materials are inserted or removed by robotic systems through one or more input/output ports.

   . Interfloor and interbuilding transport systems. Combine AeroTrak monorail, elevators, transfer stations and other components to permit transport of in-process wafers between different floors of a fab, or between two separate fabrication facilities or buildings.

   Prices for the Company's interbay systems range from approximately $1,500,000 to $10,000,000, based on the length of monorail track, number and type of vehicles and stockers, optional features selected and software and services required.

    INTRABAY AUTOMATION SYSTEMS

   While interbay systems are utilized to link the bays of a factory into an integrated material delivery system, the Company's intrabay products extend wafer flow automation to the individual process tools within each bay. Intrabay automation presents manufacturers with technical challenges due to the presence of multiple types of process tools and high traffic within each process bay.
The Company expects intrabay automation to increase due to the industry's expanded need for process tool integration, as well as the upcoming ergonomic issues associated with the 300mm wafers. The Company also believes that intrabay systems represent an area of potential growth because future fabs will require full intrabay factory automation.

   Intrabay automation systems typically work with a material stocker serving as a temporary storage buffer positioned at one or both ends of a bay. The Company's intrabay technology provides the ability to automate the control and transport of a pod, box, cassette or other product carrier from the stocker to each individual process tool within the bay. An intrabay system may include one or more of the following components:

   . Machine loading robotic vehicle ("MLRV"). A floor-guided vehicle utilizing a wireless track system embedded in the floor of the process bay. The MLRV transports work-in-process to and from the process tool in a contamination-free Class I "mini-environment."

   . Cell automation systems. Systems designed to automate the coordinated transfer of materials among a group of functionally related process tools.

   Prices for the Company's intrabay systems range from approximately $150,000 for automation of a simple cell to approximately $5,000,000 for a long intrabay system incorporating a floor-level robotic vehicle, in-floor track and automation of multiple tool types.

    LITHOGRAPHY AUTOMATION SYSTEMS

   The Company's lithography automation systems automate the storage, retrieval, tracking, and delivery of reticles to and within the photolithography bay(s). Reticles are glass plates containing the device images that are projected onto wafers during the photolithography process. Since the photolithography bay paces overall fab output, productivity improvements gained through automation in this part of the fab are important to fab throughput and WIP management. The Company recognizes the strategic importance of this bay and has increased its focus in this area. The products that support lithography automation includes automated reticle management systems ("ARMS"), interfloor transport systems ("IFTS"), the AeroTrak system, and the stepper loading robot.

TOOL AUTOMATION SYSTEMS DIVISION

   The Tool Automation Systems Division ("TAS") provides robotics systems that automate the transfer of wafers to, from, and within process tools in the fabs. The primary customers for these solutions are process tool equipment suppliers ("OEMs"). The automation systems provided by TAS are typically integrated directly into the OEM's product before shipment to the end user. With the advent of 300mm wafer production rapidly approaching, TAS has focused its development efforts on establishing the Company as the industry leader in highly reliable and cost-effective 300mm process tool automation solutions. These systems incorporate the robotic wafer handling capabilities needed to seamlessly integrate the movement of silicon wafers from intrabay delivery systems directly to process tools. The Company is developing products for 300mm process tool automation include the following categories:

 . Atmospheric automation modules including 300mm pod door openers . Wafer transfer systems
 .  WIP buffering systems.

   Providing these automation solutions directly to process tool manufacturers, allows OEMs to focus resources on the development of differential process technology rather than on standard automation solutions. The products provided by the Tool Automation System Division range in price from $20,000 to $500,000 depending on functionality and complexity.

SOFTWARE DIVISION

   As more of the wafer handling during semiconductor manufacturing becomes automated, there is a corresponding increase in the need for more robust software solutions to track, plan, and schedule the flow of wafers throughout the fab. The Company's software division is responsible for developing and delivering software solutions that meet the growing need of semiconductor manufacturers. During fiscal year 1997 the Company made significant investments to expand both the product development and operational infrastructure of its software division. Key software developers were hired to speed up development and delivery of new products to customers. Software support engineers were added to better meet the needs of customers during setup of new installations and to provide ongoing support of installed sites. Additionally, the Company experienced rapid market acceptance of its TransNet product suite of material control software. Highlights for fiscal year 1997 include the following:

 . TransNet (TransNet)- In fiscal year 1996, the Company introduced TransNet, a fully integrated software solution for automating material flow throughout the fab. TransNet is integrated with PRI's existing family of material handling products, including stockers, AeroTrak transport and intrabay automation components, providing management and control of wafer flow material handling. TransNet operates in a Microsoft Windows NT environment, providing a foundation inherently designed for open connectivity and growth.

 . Interval Logic Corporation- PRI laid the groundwork throughout fiscal year 1997 for the successful acquisition of Interval Logic Corporation of Sunnyvale, CA. The acquisition, completed after the close of fiscal year 1997, represents a key component of PRI's evolving software strategy. Interval Logic

Corporation is designing and developing advanced planning and scheduling software to manage the flow of wafers across the fab allowing customers to optimize their semiconductor manufacturing operations. ILC's Leverage for Planning and Leverage for Scheduling software products will give customers the ability to plan and schedule work-in-process allowing them to quickly react to their changing business requirements. PRI is working to integrate ILC's Leverage product set with TransNet to provide a total software environment for managing the flow of wafers throughout the fab.

AUTOMATION SERVICES

   In addition to its hardware and software products, the Company provides various services that are essential to the success of large-scale factory automation projects. These include automation planning and design service to assist customers in assessing their automation needs, developing and implementing an automation plan, computerized simulation of automation performance and project management services to assist customers in carrying out large-scale factory automation projects.

CUSTOMER SUPPORT

   The Company provides extensive customer support to provide its customers with reliable continuous service. System prices typically include one year of basic customer support though many customers request additional service which is available on a fee basis. These services can range from telephone hot-line support, providing for a 48-hour response time, to full-time on-site customer service provided by Company personnel permanently based on the customer's facility. Fees are based upon the type of service and number of Company personnel required. The Company maintains support locations in Portland, Oregon; Albuquerque, New Mexico; Austin and Dallas, Texas; Billerica, Massachusetts; Burlington, Vermont; Mesa, Arizona; and San Jose, California. Overseas, the Company maintains support locations in South Korea, Taiwan and Europe.

STANDARD FEATURES AND OPTIONS

   The Company's systems share many standard features and options which increase their flexibility and utility to customers and reflect the Company's extensive experience in automation of the semiconductor fabrication process. The Company's distributed control architecture permits portions of an AeroTrak monorail system to be taken off-line for re-routing or repairs while the remainder of the system remains in service and enables stockers to operate on a stand-alone basis, thereby enhancing the flexibility and reliability of the Company's systems. The Company's expertise in contaminant-free design and construction enables it to build cleanroom robots utilizing specially sealed body parts and arm joints, evacuated by a vacuum system which pulls particles generated inside the robot through the arm and exhausts them outside the cleanroom. Extensive experience with motion control systems enables the Company to deliver robotic systems which minimize the vibration and excessive acceleration or "g-forces" which can contribute to particle contamination. The Company's stocker systems can be equipped with optional air handling and filtration systems which maintain a Class 1 environment within the storage cabinet, and system components are designed to allow optimal laminar air flow. Safety features of the Company's systems include proximity detectors and "light curtains" which monitor operator and robot access to input/output ports and robot tracks and stop robot motion if the operator's presence is detected.

RESEARCH AND DEVELOPMENT

   Research and development is vital to the ongoing profitability of the Company by leading critical development of promising technologies and product development. The Company expended $10,407,000, $17,089,000 and $24,634,000 on research and development in fiscal years 1995, 1996 and 1997 representing 16.3%, 15.4% and 14.5% of its net revenue for such periods, respectively. Product development efforts currently underway which are intended to maintain the Company's leading position in providing fully integrated factory automation systems including the following:

    300MM FACTORY AUTOMATION SYSTEMS

   Interbay Automation- The Company is developing 300mm versions of its leading automated material handling and storage (AMHS) systems- Stockers and AeroTrak overhead monorail system, for use in future 300mm semiconductor fabs. These products will build on the proven technology of the Company's current products and provide a migration path for its customers as they move to 300mm manufacturing.

 . Intrabay Automation- The Company is responding to the increased need for automated material handling solutions in 300mm fabs by developing innovative solutions suited for both high throughput and low throughput intrabay applications. An overhead hoist delivery system is in development which will deliver payloads directly to the load port on a tool buffer. Based on the Company's AeroTrak overhead monorail delivery system, the hoist delivery system is suited for front-end automation applications as well as back-end assembly and test environments.

 .    300mm Tool Automation Systems-  The Company has developed a series of
300mm front-end WIP buffering storage systems to provide the work-in-process wafer storage needed in next generation 300mm fabs. These highly configurable systems will allow fab operators to maximize the throughput and productivity of expensive process tools by ensuring that the tool has the required supply of wafers waiting to be processed. The Company has also developed a series of highly reliable and low cost pod door openers for clean and fast access into and out of the front end tool buffer.

   The Company cannot predict whether its newly announced products will achieve market acceptance if and when commercial shipments of such systems commence, nor can it predict whether any marketable product will result from any of the other product development efforts described above. The Company does not expect revenues attributable to any of the foregoing products to contribute materially, if at all, to its results of operations in the next twelve months.

MARKETING, SALES AND SUPPORT

   The Company markets its products to semiconductor manufacturers worldwide through its own sales and service organization and in conjunction with independent manufacturer's representative organizations in certain areas of the world. In North America, the Company sells through a direct sales force operating out of the Company's Billerica, Massachusetts headquarters and regional sales offices located in California, New Jersey and Texas. To augment the selling process, PRI conducts marketing programs that include trade shows participation, a Web site, product literature, direct marketing programs, seminars and newsletters. Outside North America, the Company's products are sold by the Company's direct sales force with sales offices in Europe, South Korea, and Taiwan. The Company does not market directly in Japan at this time.

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

MANUFACTURING

   The Company's manufacturing operations take place at its headquarters in Billerica, Massachusetts. The Company's products consist of standard components which are customized to meet unique customer requirements. Primary manufacturing operations include assembly and test with virtually all fabrication outsourced to key suppliers. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Class 100 laminar flow hoods are used in the assembly of sensitive components which must be assembled in a clean environment. Completed systems are "burned in" for 48 to 72 hours and subjected to functional testing before being triple-wrapped in the Company's Class 1,000 packaging area and packed for shipment.

   The Company's manufacturing department includes production personnel, manufacturing engineering and systems groups which are responsible for managing the transition of new products from engineering to production, and for improving manufacturing efficiency by introducing standardization, measuring productivity within discrete processes and analyzing the costs of manufacturing operations.

   The Company operates a "concurrent engineering" process in which system design and manufacturing are performed cooperatively, and engineering, manufacturing, quality, support and field service organizations participate on project teams intended to provide an effective integration of disciplines from design through manufacturing, acceptance testing and installation. The Company's objective is not only to better accommodate customers' tight delivery deadlines but to ensure that products are designed with "manufacturability" in mind, enhancing their utility and reliability and simplifying their serviceability and support.

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

CUSTOMERS

   The Company's customers include most of the leading semiconductor manufacturers in the U.S. and Europe. The Company has recently begun to penetrate the Asia Pacific market. Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. Net revenue from the Company's three largest customers accounted for 80%, 53% and 59% of the Company's net revenue during fiscal years 1995, 1996 and 1997, respectively. The Company's largest customers also change from year to year, as large FAB projects are completed and new projects are initiated. In fiscal year 1995, Intel, Mosel Vitelic and SGS Thomson accounted for 80%, 10% and 10% of net revenue, respectively. In fiscal year 1996, Intel accounted for 38% of net revenue. In fiscal year 1997, Intel accounted for 45% of net revenue. At September 30, 1997, Intel accounted for 23% of the Company's backlog.

BACKLOG

   The Company's backlog at September 30, 1997 was approximately $120,944,000, compared to approximately $104,747,000 at September 30, 1996. The Company includes in its backlog only those customer orders for products, spare parts and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. The equipment requirements of new fabrication facilities cannot be determined with accuracy. The Company's backlog at any certain date may not be indicative of future demand of the Company's products or of actual revenues for any succeeding period. The Company's standard terms and conditions include penalties for cancellation; however, not all negotiated orders have penalties.

COMPETITION

   The Company experiences intense competition worldwide from one principal competitor, the Clean Automation Division of Daifuku Co., Ltd., a large Japanese manufacturer of factory automation systems. Daifuku Co., Ltd. has substantially greater resources than the Company. The Company also experiences competition from a number of other foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. The Company believes that once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier.

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

   While the Company has a strong market position in the U.S. and Europe, Japanese suppliers have a dominant position in Asia. The tendency for customers to stay with a supplier and the strong support infrastructure in Asia makes penetration of the Asian markets difficult for non-Japanese suppliers. The Company successfully competed against Daifuku in winning its first orders from Taiwan and Korea. However, there is no assurance that such success will continue in fiscal year 1998.

Intellectual Property Rights

   The Company protects its proprietary technologies primarily through employee and third-party non-disclosure agreements and legal principles restricting the unauthorized disclosure or use of trade secrets. The Company also holds a patent relating to certain key elements of its AeroTrak monorail system, which forms an important component of the Company's interbay automation systems. This patent expires in 2007. In 1997, the Company was issued four additional patents for certain new product developments which expire on or after 2015. As of September 30, 1997 there has been no sales as a result of these developments. The Company believes, however, that its financial performance will depend more upon its technological expertise and the capabilities of its employees than upon protection through the legal system of its intellectual property rights. There can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company.


EMPLOYEES

   At September 30, 1997, the Company had 928 full-time employees. In addition, the Company utilizes the services of temporary or contract personnel within all functional areas to assist on project related activities. The number of such personnel will vary depending on specific project activity. At September 30, 1997, the Company employed 175 temporary or contract personnel. In addition to confidentiality agreements, most key employees have stock or stock option agreements with the Company that provide for vesting over several years. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

Facilities

   The Company's corporate headquarters and principal research and development and manufacturing facilities are located in a 122,342 square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2001, and provides for average annual lease payments of approximately $563,000. The Company also leases three additional facilities in Billerica, Massachusetts with a combined square footage of 117,100. These facilities are principally used for research and development and manufacturing, providing for average annual lease payments of approximately $336,000. The Company also leases facilities in Austin and Dallas, Texas; Mesa, Arizona; San Jose, California; Albuquerque, New Mexico, South Korea and Taiwan under leases with expiration dates ranging from May 1998 to November 2002. Subsequent to year-end the Company signed a lease for an additional 90,000 square feet in Lowell, Massachusetts, to be used primarily for manufacturing. The lease term is three years with an average annual lease payment of $620,000. The Company believes that its existing facilities and planned expansion will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's Common Stock is traded on the over-the-counter market under the Nasdaq symbol PRIA. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market for each quarter during the two year period ended September 30, 1997 (adjusted to give retroactive effect for a two-for-one stock split effective May 2, 1997 for shareholders of record as of April 22, 1997);


                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                  ------------  ------------  ------------  ------------

   Fiscal 1997    $14.75-26.00  $22.06-32.31  $21.56-41.25  $37.44-58.50
   Fiscal 1996    $16.88-21.75  $ 9.50-18.25  $10.00-20.00  $10.25-18.75

   The approximate number of holders of record of the Company's Common Stock as of December 2, 1997 is 240. The Company has never paid cash dividends on its Common Stock. The current policy of its Board of Directors is to retain all earnings for the continued growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table summarizes certain selected historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein.

                                                          YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------
                                                 1997      1996     1995     1994      1993
                                               --------  --------  -------  -------  --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS:
  Net revenue................................  $169,465  $110,684  $64,042  $36,293  $19,215
  Gross profit...............................    73,830    52,364   30,685   16,271    8,563
  Operating profit (loss)(1).................    24,636    18,203   10,233    4,318   (2,191)
  Net income (loss)(1).......................    17,076    13,731    7,559    2,822   (2,109)
  Net income (loss) per common share:(1)(2)
     Primary.................................      1.09      0.91     0.59     0.36    (0.32)
     Assuming full dilution..................      1.08      0.90     0.58     0.35    (0.32)
BALANCE SHEET:
  Total assets...............................  $156,984  $123,786  $94,999  $22,242  $12,345
  Long-term obligations, less current
     portions................................                                 4,075      213
  Series A redeemable convertible
     preferred stock(3)......................                                 4,063    3,998

----------
(1) For the year ended September 30, 1993, reflects a one-time charge of $3,739 for the purchase of incomplete technology with the acquisition of ProgramMation, Inc. a supplier of overhead monorail products.
(2) Reflects a two-for-one stock split effective May 2, 1997 for shareholders of record as of April 22, 1997.
(3) All outstanding Series A Convertible Preferred Stock was converted into Common Stock in connection with the Company's initial public offering in October 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

                                           1997    1996    1995
                                          ------  ------  ------
Net revenue.............................  100.0%  100.0%  100.0%
Cost of revenue.........................   56.4    52.7    52.1
                                          -----   -----   -----
Gross profit............................   43.6    47.3    47.9
Operating expenses
  Research and development..............   14.5    15.4    16.3
  Selling, general and administrative...   14.5    15.4    15.7
                                          -----   -----   -----
Operating profit........................   14.6    16.5    15.9
Other income (expense), net.............    0.7     1.9     1.7
                                          -----   -----   -----
Net income before income tax provision..   15.3    18.4    17.6
Income tax provision....................    5.2     6.0     5.8
                                          -----   -----   -----
Net income..............................   10.1%   12.4%   11.8%
                                          =====   =====   =====

FISCAL 1997 VS. FISCAL 1996

   Net revenue: Net revenue for fiscal year 1997 increased to $169,465,000 as compared to $110,684,000 for fiscal year 1996. This increase is primarily attributable to an expanded foreign customer base and to a lesser extent increased export sales to foreign operations of domestic customers offset partially by reduced domestic sales. Net export sales to customers comprised $90,810,000 or 53.6% of net revenue for fiscal year 1997 compared to $18,428,000 or 16.6% of net revenue for the prior fiscal year. The increase is primarily due to the Company's continued expansion into Europe and the Asia Pacific region.

   Gross profit: The Company's gross profit margin decreased to 43.6% for fiscal year 1997 as compared to 47.3% for the prior fiscal year. The decrease is primarily attributable to reduced prices to compete in foreign markets and to a lesser extent increased costs associated with the support of global expansion.

   Research and development: Research and development expenses increased to $24,634,000 or 14.5% of net revenue for fiscal year 1997 as compared to $17,089,000 or 15.4% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the continued increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue grew more rapidly than personnel expenses in fiscal year 1997.

   Selling, general and administrative: Selling, general and administrative expenses increased to $24,560,000 or 14.5% of net revenue for fiscal year 1997 as compared to $17,072,000 or 15.4% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the increases in personnel, commissions and related expenses associated with higher sales volume, expansion of the Company's marketing, market research and communications programs, and increased sales and marketing efforts in support of the Company's global expansion. The decrease as a percentage of net revenue is largely attributable to the fact that non-payroll related sales and marketing expenses grew less rapidly than net revenue.

   Operating profit: As a result of the foregoing factors, operating profit for fiscal year 1997 increased to $24,636,000 or 14.6% of net revenue as compared to $18,203,000 or 16.5% of net revenue for the prior fiscal year.

   Other income (expense), net: Other income (expense), net decreased to $1,237,000 or 0.7% of net revenue for fiscal year 1997 as compared to $2,128,000 or 1.9% of net revenue for the prior fiscal year. The decrease in fiscal year 1997, is attributable to lower average cash and security balances.

   Income tax provision: The income tax provision increased to $8,797,000 for fiscal year 1997 as compared to $6,600,000 for the prior fiscal year. The effective tax rate increased to 34.0% for fiscal year 1997 as compared to 32.5% for the prior fiscal year. The lower effective tax rate for fiscal year 1996 is due to the elimination of certain valuation allowances placed against certain deferred tax assets. The higher effective tax rate for fiscal year 1997 was partially offset by an increased foreign sales corporation tax benefit.

FISCAL 1996 VS. FISCAL 1995

   Net revenue: Net revenue for fiscal year 1996 increased to $110,684,000 as compared to $64,042,000 for fiscal year 1995. This increase resulted from greater market acceptance of, and demand for, the Company's flexible factory automation systems as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities, and from the Company's growth in Europe and in the Asia Pacific region. Net export sales to unaffiliated customers comprised $18,428,000 or 16.6% of net revenue for fiscal year 1996 compared to $9,664,000 or 15.1% of net revenue for the prior fiscal year. The increase is primarily due to the Company's expansion into both Europe and the Asia Pacific region.

   Gross profit: The Company's gross profit margin decreased to 47.3% for fiscal year 1996 as compared to 47.9% for the prior fiscal year. The decrease is primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

   Research and development: Research and development expenses increased to $17,089,000 or 15.4% of net revenue for fiscal year 1996 as compared to $10,407,000 or 16.3% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the continued increase in personnel and materials expense in response to the increasing demand for new products and new product enhancements. The decrease as a percentage of net revenue is attributable to the fact that net revenue in fiscal year 1996 grew more rapidly than did research and development expenses. In fiscal 1996 the Company capitalized $726,000 of internal software development costs associated with TransNet, its integrated software solution for FAB automation.

   Selling, general and administrative: Selling, general and administrative expenses increased to $17,072,000 or 15.4% of net revenue for fiscal year 1996 as compared to $10,045,000 or 15.7% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the increases in personnel, commissions and related expenses associated with higher sales volume, expansion of the Company's marketing, market research and communications programs, and increased sales and marketing efforts in support of the Company's global expansion. The decrease as a percentage of net revenue is largely attributable to the fact that net revenue grew faster than general and administrative expenses.

   Operating profit: As a result of the foregoing factors, operating profit for fiscal year 1996 increased to $18,203,000 or 16.5% of net revenue as compared to $10,233,000 or 15.9% of net revenue for the prior fiscal year.

   Other income (expense), net: Other income (expense), net increased to $2,128,000 or 1.9% of net revenue as compared to $1,021,000 or 1.7% of net revenue for the prior fiscal year. Interest income increased to $2,163,000 or 2.0% of net revenue for fiscal year 1996 as compared to $1,235,000 or 1.9% of net revenue for the prior fiscal year. The increase in dollar amount is largely attributable to the investment of proceeds resulting from the second offering of the Company's Common Stock in July 1995. Interest expense decreased to $34,000 or 0.03% of net revenue as compared to $214,000 or 0.3% of net revenue. The dollar amount and percentage decrease reflect the repayment of the Company's debt out of the proceeds of its initial public offering in October 1994, the effect of which was partially offset by prepayment penalties in fiscal 1995.

   Income tax provision: The income tax provision increased to $6,600,000 for fiscal year 1996 as compared to $3,695,000 for the prior fiscal year. The effective tax rate decreased for fiscal year 1996 to 32% as compared to 33% for the prior fiscal year. The decrease is primarily due to the elimination of certain valuation allowances placed against certain deferred tax assets, offset partially by an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   In fiscal year 1997, cash and cash equivalents increased by $631,000. The Company used cash of $5,556,000 in operating activities, generated cash of $3,005,000 from investing activities and generated cash from financing activities of $3,179,000. In fiscal year 1997, investments in marketable securities decreased by $9,100,000 due to lower average cash and security balances.

   At September 30, 1997, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"), which enables the Company to borrow or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000 in revolving loans, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under such line of credit is conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998.

   The Company believes that existing cash and investment balances and funds available under its existing line of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the fiscal year ending September 30, 1998.

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

   Additional risks and uncertainties include: competitive pressures on selling prices; inventory management, including suppliers' ability to meet the Company's needs in a timely manner; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the Company's ability to increase its manufacturing capacity to meet increased demand while maintaining satisfactory levels of product quality, service levels, and timeliness of deliveries; rapid technological change and introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter, the timing of investments in engineering and development, the Company's ability to absorb and manage acquisitions, and risks associated with doing business in Asia and Europe. The current financial uncertainty within certain Asian Country economies could affect the worldwide semiconductor industry. The impact of this uncertainty could result in delay or cancellation of orders from customers in these countries. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

 NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for both interim and annual periods ending after December 31, 1997. Earlier adoption is not permitted. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share". The Company will adopt SFAS No. 128 in the interim period ending December 31, 1997. Basic earnings per share for years ended September 30, 1997, 1996 and 1995 are $1.15, $0.96 and $0.64, respectively. Diluted earnings per share will not be materially different from fully diluted earnings per share.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

   In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal year 1999 and has not yet determined its impact.

SUBSEQUENT EVENTS

   On October 25, 1997, the Company agreed to acquire Equipe Technologies Inc., a California corporation ("Equipe"). Under the terms of the Merger Agreement, the Company will issue 4,364,020 shares of Common Stock in exchange for all of the outstanding shares of Equipe Common Stock, including the related Company's E-Machine, Inc., a supplier of specialty components of Equipe, and Equipe Japan Ltd., a distributor of Equipe's products in Japan. In addition, the Company agreed to issue or assume options to purchase an additional 849,646 shares of the Company's Common Stock. Equipe is a leading worldwide developer, manufacturer and supplier of atmospheric wafer and substrate handling robots, pre-aligners and controllers. The acquisition will be accounted for as a pooling of interest and is expected to be completed in late January 1998.

  On October 29, 1997, the Company acquired Interval Logic Corporation, a California corporation ("ILC"), for aggregate consideration of 111,258 shares of the Company's Common Stock pursuant to an Agreement and Plan of Merger dated as of October 12, 1997. The transaction is being accounted for as a purchase. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's Common Stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The Company expects to invest significantly in further development of the ILC technology in order to integrate it with the Company's proprietary software and to develop products that can meet the Company's customers' requirements. The Company is currently assessing the value of the technology acquired and expects to record a significant charge to earnings in the quarter ending December 28, 1997 for the portion of the purchase price which is allocated to in-process technology.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Financial Statements and Financial Statement Schedules as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 are filed as exhibits hereto and listed in Items 14(a)(1) and
(2), and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before January 28, 1997 (the "Proxy Statement").

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

   None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

  (1)  FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Balance Sheets as of September 30, 1997 and 1996
Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995
Consolidated Statements of Stockholders' Equity for the years ended September 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

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

  3.6 Articles of Amendment (filed as Exhibit 3.6 to the Company's Quarterly report for the quarter ended March 30, 1997 and incorporated herein by reference).

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

10.18 Agreement and Plan of Reorganization, dated as of October 25, 1997, among PRI Automation, Inc., E-Acquisition Corp., Equipe Technologies, Inc. and certain Stockholders of Equipe technologies, Inc. (filed as Exhibit 10.19 to the Company's Current report on form 8-K on November 10, 1997, and incorporated herein by reference).

10.20 Stock Purchase Agreement, dated as of October 25, 1997 among PRI Automation, Inc. and the Shareholders of E-Machine, Inc. (filed as
        Exhibit 10.20 to the Company's Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

10.21 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Sharholders of Equipe Japan Corporation (filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

11.1**  Computation of Net Income Per Common Share.

21.1**  List of Subsidiaries of the Company.

23.1**  Consent of Coopers & Lybrand L.L.P.
----------
  *   management contracts and compensatory arrangements
  **  filed herewith

(B)  REPORTS ON FORM 8-K

   The Company did not file any Report on Form 8-K during the quarter ended September 30, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PRI Automation, Inc.:


   We have audited the accompanying consolidated balance sheets of PRI Automation, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRI Automation, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
November 12, 1997

                              PRI AUTOMATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              SEPTEMBER 30,
                                                            ------------------
                          ASSETS                              1997      1996
                                                            --------  --------
Current assets:
  Cash and cash equivalents...............................  $ 29,118  $ 28,487
  Marketable securities...................................     2,642     7,582
  Trade accounts receivable, less allowance for doubtful
     accounts of $800 at 1997 and $500 at 1996............    62,085    27,561
  Contracts in progress...................................    15,463    21,824
  Inventories.............................................    29,888    20,988
  Deferred income taxes...................................     1,012        --
  Other current assets....................................     2,562     1,268
                                                            --------  --------
     Total current assets.................................   142,770   107,710
Property and equipment, net...............................    11,400     9,180
Marketable securities.....................................       506     4,666
Deferred income taxes.....................................       475       644
Other assets..............................................     1,833     1,586
                                                            --------  --------
     Total assets.........................................  $156,984  $123,786
                                                            ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................  $ 18,319  $ 16,171
  Accrued expenses and other liabilities..................    15,819     9,188
  Billings in excess of revenues and customer advances....     3,462     1,505
                                                            --------  --------

     Total current liabilities............................    37,600    26,864

Commitments and contingencies (Notes H, L and O)..........        --        --

Stockholders' equity:
  Preferred stock; 400,000 shares authorized;
   none outstanding.......................................        --        --
  Common stock, $.01 par value; 24,000,000 shares
   authorized; 14,984,765 and 14,570,920 issued and
   outstanding at September 30, 1997 and 1996,
   respectively...........................................       150       146
  Additional paid-in capital..............................    77,113    71,733
  Retained earnings.......................................    42,119    25,043
  Unrealized gain on securities...........................         2        --
                                                            --------   -------
     Total stockholders' equity...........................   119,384    96,922
                                                            --------  --------
     Total liabilities and stockholders' equity...........  $156,984  $123,786
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            YEAR ENDED SEPTEMBER 30,
                                           ---------------------------
                                             1997      1996     1995
                                           --------  --------  -------

Net revenue..............................  $169,465  $110,684  $64,042
Cost of revenue..........................    95,635    58,320   33,357
                                           --------  --------  -------
Gross profit.............................    73,830    52,364   30,685
Operating expenses:
  Research and development...............    24,634    17,089   10,407
  Selling, general and administrative....    24,560    17,072   10,045
                                           --------  --------  -------
Operating profit.........................    24,636    18,203   10,233
Other income (expense), net..............     1,237     2,128    1,021
                                           --------  --------  -------
Income before income tax provision.......    25,873    20,331   11,254
Income tax provision.....................     8,797     6,600    3,695
                                           --------  --------  -------
Net income...............................  $ 17,076  $ 13,731  $ 7,559
                                           ========  ========  =======

Net income per common share:
  Primary................................     $1.09     $0.91    $0.59
  Assuming full dilution.................     $1.08     $0.90    $0.58
Weighted average number of common and
  common equivalent shares outstanding:
  Primary................................    15,655    15,156   12,912
  Assuming full dilution.................    15,777    15,210   13,004


   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                COMMON STOCK     ADDITIONAL            UNREALIZED       TOTAL
                                               ---------------    PAID-IN    RETAINED   GAINS ON    STOCKHOLDERS'
                                               SHARES   AMOUNT    CAPITAL    EARNINGS  SECURITIES      EQUITY
                                               -------  ------  -----------  --------  ----------   -------------
Balance, September 30, 1994..................    6,352  $   64     $ 1,640    $ 3,753         --        $  5,457
Exercise of stock options....................      356       4         474                                   478
Tax benefit from disqualified dispositions...                          360                                   360
Conversion of Series A redeemable
  convertible preferred stock................      694       6       4,056                                 4,062
Issuance of common stock pursuant to
  an initial public offering net of
  issuance costs of $1,152...................    4,446      44      26,699                                26,743
Issuance of common stock pursuant to
  an additional public offering net of
  issuance costs of $310.....................    2,100      22      36,382                                36,404
Issuance of common stock in connection
  with the Employee Stock Purchase Plan......       48                 363                                   363
Net income...................................                                   7,559                      7,559
                                               -------  ------     -------    -------       -----       --------
Balance, September 30, 1995..................   13,996     140      69,974     11,312         --          81,426
Exercise of stock options....................      380       4         584                                   588
Tax benefit from disqualified
  dispositions...............................                          591                                   591
Cashless exercise of stock warrants..........      138       1          (1)
Issuance of common stock in connection with
  the Employee Stock Purchase Plan...........       57       1         585                                   586
Net income...................................                                  13,731                     13,731
                                               -------  ------     -------    -------       -----       --------
Balance, September 30, 1996..................   14,571     146      71,733     25,043         --          96,922
Exercise of stock options....................      365       4       2,363                                 2,367
Tax benefit from disqualified dispositions...                        2,065                                 2,065
Stock-based compensation.....................                          140                                   140
Issuance of common stock in connection with
  the Employee Stock Purchase Plan...........       49                 812                                   812
Change in  unrealized gain on securities.....                                                   2              2
Net income...................................                                  17,076                     17,076
                                               -------  ------     -------    -------       -----       --------
Balance, September 30, 1997..................   14,985  $  150     $77,113    $42,119        $  2       $119,384
                                               =======  ======     =======    =======       =====       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                   --------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Cash flows from operating activities:
  Net income..............................................       $ 17,076   $ 13,731   $  7,559
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization expense................          3,811      2,095        749
     Provision for bad debts..............................            300         --        453
     Deferred income taxes................................         (2,674)     2,227       (942)
     Tax benefit from disqualified dispositions...........          2,065        591        360
     Non-cash compensation................................            140         --         --
     Amortization of premiums or discounts on marketable
        securities........................................             64        148         --
     Changes in operating assets and liabilities:
       Trade accounts receivable..........................        (34,824)   (10,937)   (13,250)
       Contracts in progress..............................          6,361    (14,442)    (2,089)
       Inventories........................................         (8,900)    (9,572)    (2,721)
       Other assets.......................................         (1,541)      (671)      (161)
       Accounts payable...................................          2,148      9,134      2,720
       Accrued expenses and other liabilities.............          8,461      1,999      2,248
       Billings in excess of revenues and customer
          advances........................................          1,957        328        261
                                                                 --------   --------   --------
Net cash used in operating activities.....................         (5,556)    (5,369)    (4,813)
                                                                 --------   --------   --------
Cash flows from investing activities:
  Proceeds from the sale of marketable securities.........          9,078      1,908        448
  Proceeds from maturities of marketable securities.......          5,390     12,571         --
  Purchases of marketable securities......................         (5,432)   (12,828)   (14,495)
  Capitalized software development costs..................             --       (726)        --
  Purchases of property and equipment.....................         (6,031)    (6,248)    (3,539)
                                                                 --------   --------   --------
Net cash provided by (used in) investing activities.......          3,005     (5,323)   (17,586)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings................................             --         --      1,330
  Repayments of borrowings................................             --         --     (5,139)
  Repayment of capital lease obligations..................             --         --       (442)
  Proceeds from issuance of common stock, net of
     issuance costs.......................................             --         --     63,147
  Proceeds from exercise of stock options and Employee
     Stock Purchase Plan..................................          3,179      1,174        841
                                                                 --------   --------   --------
Net cash provided by financing activities.................          3,179      1,174     59,737
                                                                 --------   --------   --------
Effect of changes in exchange rates on cash...............              3         --         --
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents......            631     (9,518)    37,338
Cash and cash equivalents at beginning of period..........         28,487     38,005        667
                                                                 --------   --------   --------
Cash and cash equivalents at end of period................       $ 29,118   $ 28,487   $ 38,005
                                                                 ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest..........................................                --   $    34    $    248
     Taxes.............................................          $  5,097     3,765       2,948
  Noncash transactions:
       Conversion of Series A redeemable convertible
       preferred stock into common stock upon closing
       of initial public offering......................                --        --       4,063

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
`

A.  DESCRIPTION OF BUSINESS:

     PRI Automation, Inc. (the "Company") operates in one business segment. The Company designs, develops, manufactures and markets factory automation systems and related software used by semiconductor manufacturers to automate the fabrication of integrated circuits in cleanroom manufacturing operations. The Company also provides a broad range of automation services, including system integration, factory simulation, project management, and on-site support. The Company is subject to risks and uncertainties common to companies in the semiconductor industry including, but not limited to, the highly cyclical nature of the semiconductor industry leading to recurring periods of over-supply, rapid technological change and the development by the Company or its competitors of new technological innovations, dependence on key personnel, the protection of proprietary technology, management of growth including inventory management and manufacturing capacity expansion, fluctuations in operating results, doing business in Asian and European markets and related currency risks, competitive pressure on selling prices, the timing and cancellation of customer orders and the Company's ability to absorb and manage acquisitions.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

     The consolidated financial statements include the accounts of PRI Automation, Inc., and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows. Significant estimates are inherent in determining revenue recognition and associated profits under the percentage-of-completion method.

 Revenue Recognition

     For certain contracts eligible under AICPA Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $100,699,000, $77,695,000 and $40,460,000 during fiscal years 1997, 1996 and 1995, respectively. Revenue from product sales not recognized under the percentage-of-completion method are generally recorded upon shipment to the customer provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. If insignificant vendor obligations remain after shipment of the product, the Company accrues for the estimated costs of such obligations. Additionally, the Company accrues for warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed.

                              PRI AUTOMATION, INC.

 Retainages

     Accounts receivable include certain amounts which are not due until final customer acceptance. Such retainages were approximately $22,092,000 and $11,545,000 at September 30, 1997 and 1996, respectively. The retainages at September 30, 1997 are expected to be collected within the next twelve months.

 Contracts in Progress

     Contracts in progress include costs and estimated profits under uncompleted contracts accounted for using the percentage-of-completion method, net of amounts billed. These amounts are expected to be collected within the next twelve months as units are delivered. Amounts billed at September 30, 1997 and 1996, which were netted against costs and estimated profits, were $27,006,000 and $13,116,000, respectively.

 Billings in Excess of Revenues

     Billings in excess of revenues include amounts billed on uncompleted contracts accounted for using the percentage-of-completion method net of costs and estimated profits recognized.

 Commissions

     The Company pays commissions to agents and distributors under certain agreements in return for obtaining orders and providing installation and warranty services. The payment of such commissions that are contingent upon the Company receiving payment in full from the customers are generally charged against the related revenues. These amounts totaled approximately $2,381,000, $1,852,000 and $845,000 for fiscal years 1997, 1996 and 1995, respectively and all other sales commissions are included in selling, general and administrative expenses.

 Inventories

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

 Property and Equipment

     Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of plant and equipment are provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

 Income Taxes

     The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. The Company records a valuation allowance against

                              PRI AUTOMATION, INC.

net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized

 Cash and Cash Equivalents

     Cash equivalents consist of commercial papers, eurodollars, money market mutual funds and other highly liquid investments with original maturities of three months or less.

 Marketable Securities

     Current marketable securities include all investments with remaining maturities of twelve months or less. Non-current marketable securities include all investments with remaining maturities greater than twelve months. At September 30, 1997 the Company classified all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date with net unrealized holding gains and losses included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method.

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

 Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in operations.

 Accounting for Stock-Based Compensation

     The Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion 25 and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed herein pro forma net income and pro forma net income per share in the footnotes using the fair value based method beginning in fiscal year 1997 with comparable disclosures for fiscal year 1996.

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED

 Net Income Per Common Share

     Net income per common share is based upon the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of outstanding stock options (see new accounting pronouncements).

 Reclassification of Prior Year Balances

     Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

 New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for both interim and annual periods ending after December 31, 1997. Earlier adoption is not permitted. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share". The Company will adopt SFAS No. 128 in the interim period ending December 31, 1997. Basic earnings per share for years ended September 30, 1997, 1996 and 1995 are $1.15, $0.96 and $0.64, respectively. Diluted earnings per share will not be materially different from fully diluted earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 97-2 "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED


effective for transactions entered into for annual periods beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal year 1999 and has not yet determined its impact.

C.   CASH AND CASH EQUIVALENTS:

  Cash and cash equivalents consisted of the following at September 30:

                                                       1997           1996
                                                    ----------     ----------
                                                          (in thousands)
          Cash on hand.........................        $     4        $     4
          Cash deposited with banks............          1,934          7,669
          Eurodollars..........................         19,805          3,450
          Money market funds...................            939          3,143
          U.S. government notes................            747            992
          Municipal bonds......................          1,955          2,400
          Commercial paper.....................          3,734         10,829
                                                       -------     ----------
                                                       $29,118        $28,487
                                                       =======     ==========

D.   INVESTMENTS:
     Investments in marketable securities consisted of the following at September 30:

                                                                1997                   1996
                                                        ---------------------   -----------------
                                                         COST      FAIR VALUE   COST   FAIR VALUE
                                                        ------     ----------  ------  ----------
                                                                    (in thousands)
     CURRENT:
          Municipal notes........................       $2,142     $ 2,143  $7,584    $ 7,582
          U.S. government notes..................          497         499
                                                        ------     -------  ------  ----------
                                                        $2,639     $ 2,642  $7,584    $ 7,582
                                                        ======     =======  ======  ==========
     NON-CURRENT:
          U.S. Treasury obligations..............                           $1,248    $ 1,250
          Municipal notes........................       $  507     $   506   3,416      3,416
                                                        ------     -------  ------  ----------
                                                        $  507     $   506  $4,664    $ 4,666
                                                        ======     =======  ======  ==========

     Gross realized gains and losses for the year ended September 30, 1997, were $9,000 and $7,000, respectively. Gross unrealized gains and losses at September 30, 1997, were $3,000 and $1,000 respectively.

    Interest income included in other income (expense), net was $1,237,000, $2,163,000 and $1,235,000 for the years ended September 30, 1997, 1996 and
1995, respectively.

     Information regarding the range of contractual maturities of investments in debt securities at September 30, 1997 is as follows:

                                           COST   FAIR VALUE
                                          ------  ----------
                                            (in thousands)
          Within 1 year.................  $2,639      $2,642
          After 1 year through 2 years..     507         506
                                          ------      ------
                                          $3,146      $3,148
                                          ======      ======

                              PRI AUTOMATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

E.   INVENTORIES:

     Inventories consisted of the following at September 30:

                                 1997               1996
                                ------             ------
                                     (in thousands)
  Raw materials...............  $24,533          $19,892
  Work-in-process.............    5,355            1,096
                                -------          --------
                                $29,888          $20,988
                                ========         ========


F.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at September 30:

                                DEPRECIABLE LIFE              1997      1996
                                ----------------            -------   --------
                                                              (in thousands)
Machinery and equipment.......  2-7 years                   $13,597    $ 8,760
Furniture and fixtures........  5-7 years                     3,765      3,246
Leasehold improvements........  Shorter of life of
                                lease or useful life          2,030      1,355
                                                            -------   --------
                                                             19,392     13,361
Accumulated depreciation and
 amortization.................                               (7,992)    (4,181)
                                                            -------   --------
                                                            $11,400    $ 9,180
                                                            =======   ========

     Depreciation expense was $3,652,000, $2,051,000 and $740,000 for years ending September 30, 1997, 1996 and 1995, respectively.

G.   STOCKHOLDERS' EQUITY:

 Common Stock Split

     On April 22, 1997, the shareholders approved a two-for-one stock split effected in the form of a 100% stock dividend on its common stock. This action became effective on May 2, 1997 for shareholders of record as of April 22, 1997. A total of 7,421,594 shares of common stock were issued in connection with the split. The par value of common stock remains unchanged. All share and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

 Stock Options

     During 1984, the Board of Directors voted to adopt the 1984 Incentive
Stock Option Plan (the "1984 Option Plan") and subsequently reserved 1,050,000 shares of its authorized Common Stock for issuance under this plan. On March 17, 1994, the Board of Directors approved the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") and reserved 810,000 shares of Common Stock for issuance under this plan. At the Company's annual stockholder meeting held on January 26, 1996, the shareholders voted to increase the number of shares authorized for issuance under this plan to 1,810,000 shares. The Board of Directors has also granted nonqualified options to directors and employees of the Company. Incentive stock options generally vest over five years and expire six years after issuance. Nonqualified stock options generally vest between zero and five years and expire between five and ten years after issuance. The fair value of options issued to non-employees is recorded as a charge to earnings over the shorter of the service period or the vesting period.

     On February 1, 1996, the board of Directors determined that certain stock options issued to employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock. In light of the Board's conclusions that such options were not providing the desired incentive, the Board provided employees with the opportunity to exchange options previously granted to them under the 1994 Plan for new options to purchase a reduced number of shares at an exercise price of $13.63, the then fair market value of the Company's common stock. The Company canceled and replaced options to purchase 380,600 shares of common stock with an average exercise price of $18.88 per share.

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED

   Information with respect to option activity for the fiscal years 1995, 1996 and 1997 is as follows:

                                              NUMBER OF   WEIGHTED AVERAGE
                                                SHARES     EXERCISE PRICE
                                              ---------   ----------------
         Outstanding at September 30, 1994..  1,357,723        $ 1.74
                                                               ------
           Granted..........................    322,700          8.31
           Canceled.........................    (24,676)         2.63
           Exercised........................   (355,572)         1.34
                                              ---------        ------
         Outstanding at September 30, 1995..  1,300,175          3.46
                                              ---------        ------
           Granted..........................    843,542         16.16
           Canceled.........................   (442,152)        17.47
           Exercised........................   (379,932)         1.59
                                              ---------        ------
         Outstanding at September 30, 1996..  1,321,633          7.41
                                              ---------        ------
           Granted..........................    762,974         20.49
           Canceled.........................   (237,182)        11.62
           Exercised........................   (364,851)         6.55
                                              ---------        ------
         Outstanding at September 30, 1997..  1,482,574        $13.68
                                              =========        ======

     Summarized information about stock options outstanding at September 30, 1997 is as follows:

                                                                                         OPTIONS
                                              OPTIONS OUTSTANDING                      EXERCISABLE
                                   -----------------------------------------         --------------
                                         WEIGHTED
                                         AVERAGE              WEIGHTED                             WEIGHTED
    RANGE OF          NUMBER            REMAINING              AVERAGE            NUMBER           AVERAGE
EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------  ---------------  --------------------  -------------------  --------------  ------------------
 $1.00 - 4.00        350,458               1.69               $ 2.34           231,431              $ 2.14
  7.25 - 13.63       427,152               3.82                11.39           120,700               10.48
 15.13 - 17.69       462,520               5.02                17.58            57,441               17.55
 18.00 - 23.88       181,444               4.94                22.62            40,696               22.74
 34.63 - 56.75        61,000               5.72                38.66             2,475               35.25
----------------   ---------               ----               ------           -------              ------
  $1.00-56.75      1,482,574               3.90               $13.68           452,743              $ 8.35
================   =========               ====               ======           =======              ======

   At September 30, 1996 and 1995 options exercisable were 467,503 and 574,010 respectively. Estimated weighted average fair value of options granted in fiscal year 1997 and 1996 are $11.92 and $9.52, respectively, on the date of the grant.

 Employee Stock Purchase Plan

     Since May 1994, the Company has offered an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of Common Stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six month offering period. The plan permits employees to purchase Common Stock through payroll deductions which may not exceed 6% of an employees compensation as defined in the plan. Under the ESPP, the Company has reserved 450,000 shares of Common Stock for issuance to eligible employees. During fiscal years 1997 and 1996, 49,044

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED


and 56,958 shares, respectively, were purchased at an average price ranging from $10.20 to $19.34 per share. Shares available for future purchase under the ESPP totaled 295,752 at September 30, 1997.

 Stock-Based Compensation Plans

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan and no compensation expense has been recognized for options granted to employees and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the net income and net income per share would have been as follows:

                                   1996                            1997
                     ------------------------------      ---------------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        NET INCOME                          NET INCOME
                      NET INCOME         PER SHARE        NET INCOME         PER SHARE
                     ------------      ------------      ------------      ------------
   As Reported           $13,731           $0.90             $17,076            $1.08
   Pro Forma              12,662            0.83              14,967             0.95


     The effects of applying as SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

     The fair value of options and other equity instruments at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                     1997            1996
                                                -------------    -------------
   Expected life (years)-stock options                5                 5
   Expected life (years)-ESPP                        0.5               0.5
   Risk-free interest rate                       5.51%-6.07%       4.88%-5.83%
   Volatility                                         65%              65%
   Dividend yield                                    -0-               -0-

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

                             PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED

 Stock Warrants

     A warrant to purchase 112,500 shares of the Company's Common Stock, which was issued in fiscal year 1993, was exercised in full in January 1996 in a cashless exercise resulting in the net issuance to the holder of 68,936 shares of the Company's Common Stock.

H.   LEASE COMMITMENTS:

     The Company leases manufacturing and office facilities under noncancelable leases expiring through the year 2002. Rent expense was $1,336,000, $835,000 and $593,000 for fiscal years 1997, 1996 and 1995, respectively.

     At September 30, 1997, future minimum payments required under all noncancelable leases were as follows:


                                                  OPERATING
  YEAR                                             LEASES
  ----                                       ------------------
                                                (in thousands)
  Year ending September 30, 1998............        $ 1,302
  Year ending September 30, 1999............          1,139
  Year ending September 30, 2000............          1,146
  Year ending September 30, 2001............            889
  Year ending September 30, 2002............            158
                                                    -------

  Total minimum lease payments..............        $ 4,634
                                                    =======

I.  ACCRUED EXPENSES AND OTHER LIABILITIES:

     The significant components of accrued expenses and other liabilities consisted of the following at September 30:

                                          1997     1996
                                         ------   ------
                                         (in thousands)
  Accrued expenses..................    $ 3,923   $2,030
  Accrued compensation..............      5,955    3,883
  Income taxes payable..............      5,941    1,445
  Deferred income taxes.............         --    1,830
                                        -------   ------
                                        $15,819   $9,188
                                        =======   ======

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED

J.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
    (in thousands except per share data)

                                                           QUARTER ENDED,
                              ----------------------------------------------------------------------------
                                DECEMBER,             MARCH,              JUNE,             SEPTEMBER,
                              -----------------    ----------------    ----------------    ----------------
                                1996      1995      1997      1996      1997      1996      1997      1996
                              -------   -------   -------   -------   -------   -------   -------   -------
Net revenue                   $37,228   $22,037   $41,235   $26,200   $44,362   $28,440   $46,640   $34,007
Operating profit                5,541     3,570     5,916     4,676     6,342     4,806     6,837     5,151
Income before income taxes      5,888     4,205     6,146     5,158     6,605     5,337     7,234     5,631
Net income                      3,886     3,191     4,056     3,301     4,359     3,522     4,775     3,717
Net income per common share:
  Primary                        0.25      0.21      0.26      0.22      0.28      0.23      0.30      0.24
  Assuming full dilution         0.25      0.21      0.26      0.22      0.28      0.23      0.30      0.24

K.  INCOME TAXES:
     The following summarizes the Company's provision for income taxes:

                                            1997       1996       1995
                                          --------   --------   --------
                                                    (in thousands)
Federal income taxes:
     Current...............               $10,811    $ 4,000    $ 3,986
     Deferred..............                (2,324)     1,958       (599)
State income taxes:
     Current...............                   660        373        650
     Deferred..............                  (350)       269       (342)
                                          -------    -------     -------
Total income tax provision.               $ 8,797    $ 6,600     $ 3,695
                                          =======    =======     =======

     The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                                        1997        1996       1995
                                                                      -------     -------     -------
U.S. federal income tax statutory  rate............                     35.0%       35.0%       35.0%
State income taxes, net of federal benefit.........                      3.4         3.4         1.8
Federal tax credits................................                     (2.3)       (0.9)       (2.1)
Release of deferred tax valuation allowances.......                      0.0        (4.9)       (0.8)
Foreign sales corporation tax benefit..............                     (3.4)       (0.2)       (0.8)
Other..............................................                      1.3         0.1        (0.3)
                                                                      -------      -------     -------
Effective tax rate.................................                     34.0%       32.5%       32.8%
                                                                      =======      =======     =======

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED

     At September 30, 1997 and 1996 the components of net deferred tax assets (liabilities) were as follows:

                                                        1997      1996
                                                      --------  --------
                                                        (in thousands)
Gross deferred tax assets:
     Bad debts......................................  $   325   $   221
     Inventory......................................    3,078       927
     Compensation...................................      321       260
     Intangible assets..............................    1,079     1,285
     Tax credits....................................      230       398
     Other..........................................      638       466
                                                      -------   -------
          Subtotal..................................    5,671     3,557
                                                      -------   -------

Gross deferred tax liabilities:
     Long-term contracts............................   (2,645)   (4,212)
     Accounts receivable............................   (1,036)
     Depreciation...................................     (503)     (531)
                                                      -------   -------
          Subtotal..................................   (4,184)   (4,743)
                                                      -------   -------
             Net deferred tax assets (liabilities)..  $ 1,487   $(1,186)
                                                      =======   =======

     At September 30, 1997, the Company had state tax credit carryforwards of $230,000 that expire beginning in 2008.

L.   CREDIT AGREEMENT:

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

M.   DEFINED CONTRIBUTION PLAN:

     All U.S. based employees, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may elect to match a portion of the employee deferral. Company contributions under this plan amounted to $696,000, $418,000 and $102,000 for fiscal years 1997, 1996 and 1995, respectively.

                              PRI AUTOMATION, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONTINUED


N.   SIGNIFICANT CUSTOMERS, RELATED PARTY AND INTERNATIONAL NET REVENUE:

     The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry. Customers comprising 10% or more of the Company's total net revenue for the years ended September 30 are as follows:


                                  1997   1996   1995
                                  -----  -----  -----

          Customer A..........     45%    38%    60%
          Customer B..........     --     --     10%
          Customer C..........     --     --     10%

          Customer A purchased the Company's Series A Convertible Preferred Stock in June 1993. Under the related stock purchase agreement, Customer A was entitled to certain Board observation and Board representation rights. Upon the completion of the Company's initial public offering in the first quarter of fiscal 1995, the stock ownership of Customer A was converted to common stock and diluted to approximately 6.7%. In November 1996, Customer A ceased to be a stockholder of the Company, and the related covenants in the stock purchase agreement terminated. At September 30, 1997, Customer A represented 23% of the Company's backlog.

          Net export sales to unaffiliated customers were approximately $90,810,000, $18,428,000, and $9,664,000 for the years ending September 30,
1997, 1996 and 1995, respectively. Net export sales by geographic location for the years ended September 30 are as follows:


                                1997     1996     1995
                               ------   ------   ------
                                    (in thousands)

     Europe and Middle East..  $62,585  $10,699  $3,099
     Asia....................   28,225    7,729   6,565


O.   SUBSEQUENT EVENTS:

     On October 25, 1997, the Company agreed to acquire Equipe Technologies Inc., a California corporation ("Equipe"). Under the terms of the Merger Agreement, the Company will issue 4,364,020 shares of Common Stock in exchange for all of the outstanding shares of Equipe Common Stock, including the related subsidiaries E-Machine, a machine shop, and Equipe Japan. In addition, the Company agreed to issue or assume options to purchase an additional 849,646 shares of the Company's Common Stock. Equipe is a leading worldwide developer, manufacturer and supplier of atmospheric wafer and substrate handling robots, pre-aligners and controllers. The acquisition will be accounted for as a pooling of interest and is expected to be completed in late January 1998.

     On October 29, 1997, the Company acquired Interval Logic Corporation, a California corporation ("ILC"), for aggregate consideration of 111,258 shares of the Company's Common Stock pursuant to an Agreement and Plan of Merger dated as of October 12, 1997. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's Common Stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The Company expects to invest significantly in further development of the ILC technology in order to

                              PRI AUTOMATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

integrate it with the Company's proprietary software and to develop products that can meet the Company's customers' requirements. The Company is currently assessing the value of the technology acquired and expects to record a significant charge to earnings in the quarter ending December 28, 1997 for the portion of the purchase price which is allocated to in-process technology.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PRI AUTOMATION, INC.

Date: December 29, 1997                            /s/ Mordechai Wiesler
                                              ------------------------------
                                                   Mordechai Wiesler
                                                   Chief Executive Officer

Date: December 29, 1997                            /s/ STEPHEN D. ALLISON
                                              ------------------------------
                                                   Stephen D. Allison
                                                   Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                      TITLE                  DATE

      /s/ Mordechai Wiesler          Chief Executive Officer,  December 29, 1997
-----------------------------------  Treasurer and Director
        Mordechai Wiesler            (Principal Executive
                                     Director


      /s/ Mitchell G. Tyson          President, Chief          December 29, 1997
-----------------------------------  Operating Officer
        Mitchell G. Tyson            and Director


      /s/ Stephen D. Allison         Chief Financial Officer   December 29, 1997
-----------------------------------  (Principal Financial and
        Stephen D. Allison             Accounting Officer)

      /s/ Alexander V. d'Arbeloff    Director                  December 29, 1997
-----------------------------------
        Alexander V. d'Arbeloff

      /s/ Boruch Frusztajer          Director                  December 29, 1997
-----------------------------------
        Boruch Frusztajer

      /s/ Amram Raisel               Director                  December 29, 1997
-----------------------------------
        Amram Rasiel