Form 10-Q
period 1997-12-28
PRI AUTOMATION INC
filed 1998-02-11
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 28, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        Commission File Number
           ______ to ______                         0-24934


                             PRI AUTOMATION, INC.
            (Exact name of registrant as specified in its charter)


              Massachusetts                                     04-2495703
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

        805 Middlesex Turnpike                                   01821-3986
           Billerica, MA                                         (Zip Code)
(Address of principal executive offices)

                Registrant's telephone number:  (978) 670-4270

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
                                              ---------    ---------

     The number of shares outstanding of each of the issuer's classes of common stock as of February 6, 1998:

                   Class                            Number of Shares Outstanding
                   -----                            ----------------------------
       Common Stock, $.01 par value                            19,549,717

                             PRI AUTOMATION, INC.

                                     INDEX



                                                                      Page No.
                                                                      --------

Part I.  Financial Information
         ---------------------
         Item 1.       Financial Statements

                       Condensed Consolidated Statements of
                          Operations for the Three Months
                          Ended December 28, 1997 and
                          December 29, 1996                               3


                       Condensed Consolidated Balance Sheets
                          as of December 28, 1997 and
                          September 30, 1997                              4

                       Condensed Consolidated Statements of
                          Cash Flows for the Three Months
                          Ended December 28, 1997 and
                          December 29, 1996                               5

                       Notes to Condensed Consolidated
                          Financial Statements                            6-9

         Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                      10-14

Part II. Other Information
         -----------------

         Item 6.       Exhibits and Reports on Form 8-K                   15

SIGNATURE                                                                 16

         Exhibit Index                                                    17

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                    December 28,    December 29,
                                                       1997            1996
                                                       ----            ----
Net revenue....................................       $46,830         $37,228
Cost of revenue................................        26,035          21,171
                                                      -------         -------
Gross profit...................................        20,795          16,057
Operating expenses:
 Research and development......................         6,947           5,627
 Selling, general and administrative...........         6,689           4,889
 Acquired in-process research and development..         8,417              --
                                                      -------         -------
Operating (loss) profit........................        (1,258)          5,541
Other income, net..............................           312             347
                                                      -------         -------
(Loss) income before income tax provision......          (946)          5,888
Income tax provision...........................         2,503           2,002
                                                      -------         -------
Net (loss) income..............................       $(3,449)        $ 3,886
                                                      =======         =======

Net (loss) income per common share:
 Basic.........................................       $ (0.23)         $ 0.27
 Diluted.......................................       $ (0.23)         $ 0.25
Weighted average shares outstanding:
 Basic.........................................        15,093          14,622
 Diluted.......................................        15,093          15,422




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      December 28, September 30,
                                                         1997          1997
                                                         ----          ----
                                                      (Unaudited)
                                    ASSETS

Current assets:
 Cash and cash equivalents............................   $ 39,793  $ 29,118
 Marketable securities................................      3,077     2,642
 Trade accounts receivable, net.......................     48,200    62,085
 Contracts in progress................................     19,603    15,463
 Inventories..........................................     27,203    29,888
 Deferred income taxes................................      1,012     1,012
 Other current assets.................................      3,324     2,562
                                                         --------  --------
   Total current assets...............................    142,212   142,770
 Property and equipment, net..........................     12,056    11,400
 Marketable securities................................        492       506
 Deferred income taxes................................        475       475
 Other assets.........................................      1,728     1,833
                                                         --------  --------
   Total assets.......................................   $156,963  $156,984
                                                         ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable......................................  $ 16,650  $ 18,319
 Accrued expenses  and other liabilities...............    12,637    15,819
 Billings in excess of revenues and customer advances..     3,578     3,462
                                                         --------  --------
   Total current liabilities...........................    32,865    37,600

Stockholders' equity:
 Common stock, $.01 par value: 24,000,000 shares
  authorized; 15,157,311 and 14,984,765 shares issued
  and outstanding at December 28, 1997 and
  September 30, 1997, respectively.....................       152       150
 Additional paid-in capital............................    85,275    77,113
 Retained earnings.....................................    38,670    42,119
 Unrealized gain on securities.........................         1         2
                                                         --------  --------
   Total stockholders' equity..........................   124,098   119,384
                                                         --------  --------
   Total liabilities and stockholders' equity..........  $156,963  $156,984
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

                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                   December 28,   December 29,
                                                   ------------   ------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
  Net (loss) income...............................     $(3,449)    $  3,886
  Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating
      activities:
     Depreciation and amortization expense........       1,222          797
     Amortization of premiums or discounts on
       marketable securities......................           6            7
     Acquired in-process research and development.       8,417            -
     Changes in operating assets and liabilities:
       Trade accounts receivable..................      13,885       (6,385)
       Contracts in progress......................      (4,140)      (5,490)
       Inventories................................       2,685       (3,296)
       Other assets...............................      (1,107)         (73)
       Accounts payable...........................      (1,704)         545
       Accrued expenses and other liabilities.....      (3,212)        (678)
       Billings in excess of revenues and
        customer advances.........................         116         (132)
                                                       -------     --------
Net cash provided by (used in) operating
  activities......................................      12,719      (10,819)
                                                       -------     --------
Cash flows from investing activities:
  Proceeds from the sale of marketable securities.          --        5,959
  Proceeds from maturities of marketable
   securities.....................................         685        2,890
  Purchases of marketable securities..............      (1,113)      (3,196)
  Purchases of property and equipment.............      (1,847)      (1,116)
                                                       -------     --------
Net cash (used in) provided by investing
  activities......................................      (2,275)       4,537
                                                       -------     --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and
   Employee Stock Purchase Plan...................         231          707
                                                       -------     --------
Net increase (decrease) in cash and cash
  equivalents.....................................      10,675       (5,575)
Cash and cash equivalents at beginning of period..      29,118       28,487
                                                       -------     --------
Cash and cash equivalents at end of period........     $39,793     $ 22,912
                                                       =======     ========

Significant non-cash transactions:

     Acquisition of Interval Logic
      Corporation (see Note E)...................      $    --     $     --


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

    The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1997 included in the Company's Annual Report Form 10-K, filed with the Securities and Exchange Commission.

    For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  Inventories

  Inventories consist of the following (in thousands):

                             December 28,           September 30,
                                 1997                    1997
                             ------------           -------------
 Raw materials.............     $21,103                 $24,533
 Work-in-process...........       6,100                   5,355
                                -------                 -------
                                $27,203                 $29,888
                                =======                 =======

C.  Accrued Expenses and Other Liabilities

    The significant components of accrued expenses and other liabilities consist of the following (in thousands):


                              December 28,          September 30,
                                  1997                   1997
                              ------------          -------------
 Accrued expenses..........     $ 4,523                $ 3,923
 Accrued compensation......       4,801                  5,955
 Income taxes payable......       3,313                  5,941
                                -------                -------
                                $12,637                $15,819
                                =======                =======

D.  Earnings Per Share


    The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share.

                                                    Three Months Ended
                                                    ------------------
                                           December 28, 1997   December 29, 1996
                                           ------------------  -----------------
  Net (loss) income......................        $(3,449,000)        $ 3,886,000
  Shares used in computation:
  Weighted average common shares
  outstanding used in computation of
  basic net (loss) income per share......         15,092,666          14,622,148
  Dilutive effect of stock options.......                 --             800,171
                                                 -----------         -----------
  Shares used in computation of diluted
   net (loss) income per share...........         15,092,666          15,422,319
                                                 ===========         ===========

  Basic net (loss) income per share......             ($0.23)        $      0.27
  Diluted net (loss) income per share....             ($0.23)        $      0.25

    Options to purchase 15,967 shares of common stock at prices ranging from $20.13 to $23.88 per share were outstanding at December 29, 1996, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares as of such date and, therefore, would be antidilutive under the treasury stock method.

E.  Acquisition of Interval Logic Corporation

    On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's Common Stock. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's Common Stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction is $8.5 million including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

    The purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The technology was deemed to be in-process research and development because the Company needs to make significant further investments in development of the technology, to integrate it with the Company's products, including the "Transnet" product line, and to meet expected customer requirements. The necessary developments include completion of the software requirements definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise. Therefore, the Company recognized a charge of $8,417,000 for the purchase of in-process research and development in October 1997.

F.  Provision for Income taxes

    The effective tax rate for the three months ended December 28, 1997, was adversely affected by the effect of the charge for the acquired in-process research and development which is not deductable for federal income tax purposes. Excluding this charge, the effective tax rate was 33.5% for the three months ended December 28, 1997, as compared to 34% for the corresponding period in fiscal year 1997.

G.  Subsequent Events

    On January 22, 1998, the Company completed the acquisition of Equipe Technologies, Inc. and two related companies (collectively "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to the semiconductor process tool manufactures. The acquisition will be accounted for as a pooling-of-interests. The following pro forma information combines the results of operations of the Company and Equipe as if the acquisition of Equipe had occurred at the beginning of the periods presented. Equipe Technologies Inc. and one of the related companies prior to the acquisition were S-corporations for tax purposes. The pro forma information gives effect to certain adjustments, including an adjustment to provide for income taxes as if Equipe Technologies, Inc. and the related company were treated as C-corporations for the periods presented. The pro forma information is shown for comparative purposes only.


                                                       Three Months Ended
                                                       ------------------
                                                  December 28,      December 29,
                                                      1997              1996
                                                      ----              ----
                                          (in thousands, except per share data)

     Net revenue........................             $65,133           $44,134
     Operating profit...................               2,022             7,219
     Net (loss) income..................              (1,563)            4,895

     Diluted net (loss) income per
      common share......................              ($0.08)          $  0.25

H.  New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," relating to the Company's revenue and expense levels, profitability and the sufficiency of capital to meet working capital and capital expenditures requirements, may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions also are intended to identify such forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures from manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for capital expenditures, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

     Additional risks and uncertainties include: competitive pressures on selling prices; inventory management, including suppliers' ability to meet the Company's needs in a timely manner; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the Company's ability to increase its manufacturing capacity to meet increased demand while maintaining satisfactory levels of product quality, service levels, and timeliness of deliveries; rapid technological change and introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter, the timing of investments in engineering and development, the Company's ability to absorb and manage acquisitions, and risks associated with doing business in Asia and Europe. The current financial uncertainty within the economies of certain Asian countries could affect the worldwide semiconductor industry and the Company. This uncertainty could result in delay or cancellation of orders from customers in these countries. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Results of Operations

     Net Revenue:   Net revenue for the three months ended December 28, 1997 was
$46.8 million, an increase of 25.8% over the corresponding period in fiscal year 1997. The increase resulted primarily from strong domestic demand for the Company's flexible factory automation systems and customer service and support. Net export sales to Europe and Asia customers for the three months ended December 28, 1997 were $16.8 million as compared to $17.4 million for the corresponding period in fiscal year 1997, and accounted for 35.9% and 46.8% of net revenue, respectively.

     Gross Profit: The gross profit margin for the three months ended December 28, 1997 increased to 44.4% as compared to 43.1% for the corresponding period in fiscal year 1997. The increase is primarily attributable to greater efficiency in the Company's manufacturing operations associated with higher volumes and cost reduction efforts undertaken by the Company.

     Research and Development: Research and development expenses for the three months ended December 28, 1997 were $6.9 million as compared to $5.6 million for the corresponding period in fiscal year 1997, representing 14.8% and 15.1% of net revenue, respectively. The increase in total spending primarily reflects the increase in personnel and materials expense associated with continuing efforts in new product development, particularly in 300mm product programs.

     Selling, General and Administrative: Selling, general and administrative expenses for the three months ended December 28, 1997 were $6.7 million as compared to $4.9 million for the corresponding period in fiscal year 1997, representing 14.3% and 13.1% of net revenue, respectively. The increase in total spending reflects the Company's continuing investments in sales and support organization in Europe, Taiwan, and to a lesser extent, Korea.

     Acquired In-Process Research and Development: In October 1997, the company acquired Interval Logic Corporation in a transaction valued at $8.5 million, accounted for as a purchase. Interval Logic Corporation was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The technology was deemed to be in-process research and development because the Company needs to make significant further investments in development of the technology, to integrate it with the Company's products, including the "Transnet" product line, and to meet expected customer requirements. The necessary developments include completion of the software requirements definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise. Therefore, the Company recognized a charge of $8,417,000 for the purchase of in-process research and development in October 1997.

     Operating (Loss) Profit: The loss from operations for the three months ended December 28, 1997 was $1.3 million as compared to income from operations of $5.5 million for the corresponding period in fiscal 1997. Excluding the non-recurring charge of $8.4 million related to acquired in-process research and development recorded in the connection with the acquisition of Interval Logic Corporation, operating income for the three months ended December 28, 1997 would have been $7.2 million and operating margins would have increased to 15.3% from 14.9% in the comparable period in fiscal 1997.

     Other Income, Net: Other income, net for the three months ended December 28, 1997 was $312,000 as compared to $347,000 for the corresponding period in fiscal year 1997. Interest income for the three months ended December 28, 1997 was $325,000 as compared to $346,000 for the corresponding period in fiscal year 1997. The decrease is attributable to lower average cash and investment balances.

     Income Tax Provision: The effective tax rate for the three months ended December 28, 1997 was adversely affected by the effect of the charge for the acquired in-process research and development which is not deductible for federal income tax purposes. Excluding this charge, the effective tax rate was 33.5% for the three months ended December 28, 1997, as compared to 34.0% for the corresponding period in fiscal year 1997.

     Net (Loss) Income: The net loss for the three months ended December 28, 1997 was $3.4 million compared to net income of $3.9 million for the corresponding period in fiscal year 1997. Excluding the charge for acquired in-process research and development, net income for the three months ended December 28, 1997 would have been $5.0 million, or 10.6% of net revenue, as compared to $3.9 million, or 10.4% of net revenue, in the same period in fiscal year 1997. Diluted net income per common share excluding the charge for acquired in-process research and development would have been $0.31 for the three months ending December 28, 1997 as compared to $0.25 for the corresponding period in fiscal year 1997.

Liquidity and Capital Resources

     Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

     As of December 28, 1997 the Company had working capital of $109.3 million, including cash and cash equivalents of $39.8 million and short-term marketable securities of $3.1 million.

     Net cash provided by operating activities for the three months ended December 28, 1997 was $12.7 million, compared to net cash used in operating activities of $10.8 million for the corresponding period in fiscal year 1997. Net cash provided by operating activities for the three months ended December 28, 1997 was primarily attributable to net income prior to the non-cash charge associated with acquired in-process research and development of $5.0 million and decreases in trade accounts receivable of $13.9 million, and inventory of $2.7 million, offset partially by an increase in contracts in process of $4.1 million and decreases in accounts payable of $1.7 million and in accrued expenses of $3.2 million. Net cash used in operating activities for the three months ended December 29, 1996 was primarily attributable to increases in trade accounts receivable of $6.4 million, contracts in progress of $5.5 million and in inventory of $3.3 million, which more than offset net income of $3.9 million.

     Net cash used in investing activities for the three months ended December 28, 1997 was $2.3 million as compared to net cash provided by investing activities of $4.5 million for the corresponding period in fiscal year 1997. Net cash used in investing activities for the three months ended December 28, 1997 was attributable to purchases of property and equipment of $1.8 million and of marketable securities of $1.1 million offset partially by proceeds from maturities of marketable securities of $685,000. Net cash provided by investing activities for the three months ended December 29, 1996 was attributable to net proceeds from sales of marketable securities of $6.0 million and proceeds from maturities of marketable securities of $2.9 million offset partially by the purchases of marketable securities of $3.2 million and property and equipment of $1.1 million.

     Net cash provided by financing activities for the three months ended December 28, 1997 was $231,000 as compared to $707,000 for the corresponding period in fiscal year 1997, and was attributable to the exercise of stock options and issuance of common stock pursuant to the Company's Employee Stock Purchase Plan.

     At December 28, 1997, the Company had no borrowings under its working capital line of credit from Fleet Bank of Massachusetts, N.A. (the "Bank"). The working capital line of credit enables the Company to obtain revolving loans or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under the line of credit is conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.5% above the Bank's cost of funds. The working capital line of credit expires on March 1, 1998. The Company believes that existing cash and investment balances and funds available under its existing line of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

Acquisition of Equipe Technologies

     On January 22, 1998, the Company completed the acquisition of Equipe Technologies, Inc. and two related companies (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to the semiconductor process tool manufacturers. The acquisition will be accounted for as a pooling-of interests. The company believes the acquisition strengthens its position in semiconductor factory automation and extends its ability to deliver complete wafer-flow solutions allowing it to automate virtually every wafer move throughout the fab.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits


 Exhibit
 Number      Description
 ------      -----------
   *3.4      Amended and Restated By-Laws of the Company
   *3.5      Restated Articles of Organization of the Company
  **3.6      Articles of Amendment to the Restated Articles of Organization of
             the Company
    3.7      Articles of Amendment to the Restated Articles of Organization of
             the Company
   10.19     Agreement and Plan of Reorganization, dated as of October 25,
             1997, among PRI Automation, Inc., E-Acquisition Corp., Equipe
             Technologies, Inc. and Certain Stockholders of Equipe Technologies,
             Inc. (filed as Exhibit 10.19 to the Company's Current Report on
             Form 8-K, filed with the Commission on November 10, 1997, and incorporated herein by reference).
   10.20     Stock Purchase Agreement, dated as of October 25, 1997, among PRI
             Automation, Inc. and the Shareholders of E-Machine, Inc. (filed as
             Exhibit 10.20 to the Company's Current Report on Form 8-K, filed with the Commission on November 10, 1997, and incorporated herein by reference).
   10.21     Stock Purchase Agreement, dated as of October 25, 1997, among PRI
             Automation, Inc. and the Shareholders of Equipe Japan Corporation
             (filed as Exhibit 10.21 to the Company's Current Report on Form 8-
             K, filed with the Commission on November 10, 1997, and incorporated herein by reference).
   10.22     PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan, as
             amended
   10.23     Lease agreement dated as of November 1, 1997 by and between the
             Company and M/A-COM, a Division of AMP Incorporated.
    27.1     Financial Data Schedule

---------------
 * Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
 ** Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.


         b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K (the "Form 8-K") with the commission on November 10, 1997. The Form 8-K reported that the Company had entered into agreements to acquire Equipe Technologies, Inc., a California corporation ("Equipe"), and two companies related to Equipe, Equipe Japan Corporation, a Japanese corporation, and E-Machine, Inc., a California corporation. The Financial statements required by Item 7 of the Form 8-K were filed by amendment of such form on December 12, 1997.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRI AUTOMATION, INC.




Date:  February 9, 1998                 By:  /s/ Stephen D. Allison
                                           ---------------------------------
                                                 Stephen D. Allison
                                              Chief Financial Officer
                                           (Duly Authorized Officer and
                                         Principal Financial and Accounting
                                                      Officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                             Description                                  Page
   ------                             -----------                                  ----
     3.7            Articles of Amendment to the Restated Articles of
                    Organization of the Company

   10.19            Agreement and Plan of Reorganization, dated as of October
                    25, 1997, among PRI Automation, Inc., E-Acquisition Corp.,
                    Equipe Technologies, Inc. and Certain Stockholders of Equipe
                    Technologies, Inc. (filed as Exhibit 10.19 to the Company's
                    Current Report on Form 8-K, filed with the Commission on November 10, 1997, and incorporated herein by reference).

   10.20 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of E-
                    Machine, Inc. (filed as Exhibit 10.20 to the Company's
                    Current Report on Form 8-K, filed with the Commission on November 10, 1997, and incorporated herein by reference).

   10.21 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe
                    Japan Corporation (filed as Exhibit 10.21 to the Company's
                    Current Report on Form 8-K, filed with the Commission on November 10, 1997, and incorporated herein by reference).

   10.22 PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan, as amended

   10.23 Lease agreement dated as of November 1, 1997 by and between the Company and M/A-COM, a Division of AMP Incorporated.

    27.1            Financial Data Schedule