Form 10-K405/A
period 1997-09-30
PRI AUTOMATION INC
filed 1998-02-12
CIK 927362

           The following items were the subject of a Form 12b-25 and
                   are included herein: Items 10, 11 and 12.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------
                               FORM 10-K/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the Fiscal Year Ended                              Commission File Number
   September 30, 1997                                         0-24934


                             PRI AUTOMATION, INC.
            (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-2495703
(State or other jurisdiction              (I.R.S. Employer Identification No.)
      of incorporation)

        805 Middlesex Turnpike
            Billerica, MA                                 01821
(Address of principal executive offices)                (Zip Code)

                 Registrant's telephone number: (978) 670-4270

                              -------------------

          Securities registered pursuant to Section 12(b) of the Act:
                         COMMON STOCK, PAR VALUE $.01
          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

                              -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 2, 1997 as reported by the Nasdaq National Market, was approximately $406,781,528. Shares of Common Stock held by each executive officer and director of the Registrant and by each person known by the Registrant to own beneficially 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. That such persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

     As of December 2, 1997, the Registrant had outstanding 15,146,026 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

================================================================================

     THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25 AND ARE INCLUDED
HEREIN: ITEMS 10, 11 AND 12.

Explanation for this Amendment:
------------------------------

     The Annual Report on Form 10-K of PRI Automation, Inc. (the "Company") for the Company's fiscal year ended September 30, 1997 (the "1997 Form 10-K") is being amended hereby to include the items and exhibits listed below:

Item          Description
----          -----------

Item 10       Directors and Executive Officers of the Registrant

Item 11       Executive Compensation

Item 12       Security Ownership of Certain Beneficial Owners and Management

Exhibit 21.1  List of Subsidiaries of the Company

Exhibit 23.1  Consent of Coopers & Lybrand L.L.P.

     The Company's 1997 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on December 29, 1997, incorporated into such form the information required by Items 10, 11 and 12 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement was not filed with the Commission within 120 days of the close of the Company's fiscal year ended September 30, 1997, however. Accordingly, the 1997 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference. Exhibits 21.1 and 23.1, filed hereunto, were inadvertently omitted from the 1977 Form 10-K, as originally filed with the Commission.

The Amendment
-------------

     Items 10, 11 and 12 in Part III of the 1997 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each director and each executive officer of the Company:

                NAME                      AGE                  POSITION
                ----                      ---                  --------
Mordechai Wiesler.......................  67     Chairman of the Board, Chief Executive Officer,
                                                      Treasurer and Director
Mitchell G. Tyson.......................  43     President, Chief Operating Officer and
                                                      Director
Stephen D. Allison......................  52     Chief Financial Officer
Robert G. Postle........................  43     Vice President, Marketing and Sales
Robert Klimm............................  46     Vice President, Operations

Amram Rasiel (1)........................  67     Director
Boruch B. Frusztajer (1)(2).............  67     Director
Alexander V. d'Arbeloff(2)..............  70     Director

----------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     MORDECHAI WIESLER, a founder of the Company, has been Chief Executive Officer, Treasurer and a director of the Company since its inception and served as its President from its inception until February 1995. Mr. Wiesler was also the founder, president and chairman of the Transistor Automation Corporation until its sale to Teledyne, Inc. in 1966. Mr. Wiesler is currently director of SEMI-SEMATECH, Inc., a trade association of American manufacturers of semiconductor manufacturing equipment.

     MITCHELL G. TYSON was elected to the office of President and named a director of the Company in 1995. Mr. Tyson has been Chief Operating Officer of the Company since 1990. From 1987 to 1990, he served as Vice President, Operations of the Company. From 1984 to 1987, Mr. Tyson was the director of product management of GCA Corporation, a manufacturer of semiconductor capital equipment.

     STEPHEN D. ALLISON is Chief Financial Officer of the Company. He joined the Company in 1997. Mr. Allison was Vice President and Chief Financial Officer of Helix Technology Corporation, a manufacturer of cryogenic vacuum systems, from 1995 to 1997. Mr. Allison also served as Vice President, Finance of Behring Diagnostic Systems, Inc., a supplier of immunoassay test and analysis systems, from 1991 to 1995, served as Vice President, Planning of Bay State Health Care, Inc., from 1989 to 1991 and worked at Teradyne, Inc. in various financial positions from 1974 to 1989.

     ROBERT G. POSTLE joined the Company in 1994 as Vice President, Marketing and Sales. From 1989 to 1994, Mr. Postle was Vice President of Marketing and Sales at ULVAC Technologies, Inc., a manufacturer of vacuum technology products. From 1987 to 1989, Mr. Postle was Vice President of Marketing and Sales at ASM Ion Implant, Inc., a manufacturer of ion implantation equipment.

     ROBERT KLIMM joined the Company as Vice President, Operations of the Company in 1997. From 1990 to 1997, Mr. Klimm held a number of positions at Eaton Corporation ("Eaton"), including General Manager of Eaton's Implant Systems Division. From 1982 to 1990, he was employed by BTU Engineering International, Inc., which supplies thermal processing equipment to the semiconductor industry, serving that company as Vice President, Marketing when he left it to work for Eaton.

     AMRAM RASIEL has been a director of the Company since 1982. Dr. Rasiel is a private investor and, from December 1989 to May 1990, was Co-Chief Executive Officer of ENSR Corporation, an environmental engineering firm. Dr. Rasiel is a director of Progress Software Corporation, a provider of application development software, and of a number of privately-held companies.

     BORUCH B. FRUSZTAJER became a director of the Company in 1982. Mr. Frusztajer has been the President of BBF Corporation, an industrial management company, since 1984. He is a director of CSP Inc., a manufacturer of embedded signal processors, and of a number of privately-held companies.

     ALEXANDER V. D'ARBELOFF became a director of the Company in 1982. Mr. d'Arbeloff has been President and CEO of Teradyne, Inc., a manufacturer of automatic testing equipment used in the manufacture of semiconductors, since 1971. Since 1977, Mr. d'Arbeloff has served as Chairman of the Board of Teradyne. He is a director of Stratus Computer, Inc., of BTU Engineering International, Inc., and of a number of privately-held companies.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at the end of the Company's fiscal year ended September 30, 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years ended September 30, 1997, 1996 and 1995 ("fiscal 1997," "fiscal 1996" and "fiscal 1995," respectively):

                          SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                      -----------------
                                                                                           AWARDS
                                                                                      -----------------
                                                             ANNUAL COMPENSATION(1)       SECURITIES       ALL OTHER
              NAME AND                       FISCAL         ------------------------      UNDERLYING     COMPENSATION
         PRINCIPAL POSITION                   YEAR           SALARY($)    BONUS($)        OPTIONS(#)        ($)(2)
         ------------------                   ----           ---------    --------        ----------     ------------
Mordechai Wiesler........................     1997           $243,077     $187,500          40,000          $11,050
   Chief Executive Officer                    1996           $211,153     $ 90,000          11,700          $11,500
                                              1995           $184,939     $ 90,000          15,000          $ 5,675
Mitchell G. Tyson........................     1997           $218,077     $168,750          40,000          $ 5,260
   President and Chief Operating Officer      1996           $191,922     $ 90,000          15,300          $ 5,483
                                              1995           $165,823     $100,000          20,000          $ 1,942
Robert G. Postle.........................     1997           $155,847     $100,000          25,000          $ 5,180
   Vice President, Marketing and Sales        1996           $140,962     $ 54,000          10,800          $ 4,103
                                              1995           $130,000     $ 68,000              --          $   602
Robert Klimm (3).........................     1997           $100,010     $ 52,055          40,000          $ 1,764
   Vice President, Operations                 1996                 --           --              --               --
                                              1995                 --           --              --               --
Stephen D. Allison (3)...................     1997           $ 84,135     $ 35,096          30,000          $ 1,512
   Chief Financial Officer                    1996                 --           --              --               --
                                              1995                 --           --              --               --

-------------------------
(1) In accordance with the rules of the Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than $50,000 and less than ten percent of the total annual salary and bonus for each executive officer.
(2) The amounts reported include the Company's contributions to the Company's Savings and Retirement Plan during fiscal 1997, fiscal 1996 and fiscal 1995, respectively, for the benefit of Mr. Wiesler ($4,750, $5,200 and $1,895), Mr. Tyson ($4,750, $4,973 and $1,636) and Mr. Postle ($4,675,
     $3,629 and $350) and during fiscal 1997 for the benefit of Mr. Klimm ($1,615) and Mr. Allison ($1,410) and premiums paid by the Company on excess life insurance policies during fiscal 1997, fiscal 1996 and fiscal 1995, respectively, for Mr. Wiesler ($6,300, $6,300 and $3,780), Mr. Tyson ($510, $510 and $306) and Mr. Postle ($505, $474 and $252) and during fiscal 1997 for Mr. Klimm ($149) and Mr. Allison ($102).

(3) Messrs. Allison and Klimm joined the Company during fiscal 1997 and, therefore, received compensation for only a portion of such fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning stock option grants under the PRI Automation, Inc. 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Plan") to the Company's Chief Executive Officer and each of the other Named Executive Officers made during fiscal 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                       % OF TOTAL                                  ANNUAL RATES OF STOCK
                                                         OPTIONS                                   PRICE APPRECIATION FOR
                                                       GRANTED TO     EXERCISE OR                      OPTION TERM (3)
                                         OPTIONS      EMPLOYEES IN    BASE PRICE   EXPIRATION     -------------------------
                NAME                   GRANTED(#)(1)   FISCAL YEAR   ($/SHARE)(2)     DATE          5% ($)        10% ($)
                ----                   -------------   -----------   ------------  ----------       ------        -------
Mordechai Wiesler..................       7,700(4)         1.11%        $17.69      11/20/02       $ 46,319       $105,082
                                         32,300(5)         4.65%        $17.69      11/20/02       $194,299       $440,798
Mitchell G. Tyson..................       6,590(4)         0.95%        $17.69      11/20/02       $ 39,642       $ 89,934
                                         33,410(5)         4.81%        $17.69      11/20/02       $200,976       $455,946
Robert G. Postle...................      10,100(4)         1.45%        $17.69      11/20/02       $ 60,756       $137,835
                                         14,900(5)         2.14%        $17.69      11/20/02       $ 89,630       $203,340
Robert Klimm.......................      25,728(4)         3.70%        $22.56      04/25/03       $197,421       $447,882
                                         14,272(5)         2.05%        $22.56      04/25/03       $109,515       $248,452
Stephen D. Allison.................      23,728(4)         3.41%        $22.56      04/25/03       $182,075       $413,065
                                          6,272(5)         0.90%        $22.56      04/25/03       $ 48,128       $109,185

-------------
(1) Options vest in 20 quarterly installments, beginning on 2/20/97 and ending on 11/20/01 for the options granted to Messrs. Wiesler, Tyson and Postle and beginning on 7/25/97 and ending on 4/25/02 for the options granted to Messrs. Klimm and Allison.
(2) All options were granted at exercise prices not less than fair market value, which was determined by the Board of Directors of the Company to be the last sale price of the Common Stock on the date of grant as reported by the Nasdaq National Market.
(3) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in price of the Common Stock from the date of grant to the current date. The values shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise.
(4)   Represents an incentive stock option. See Note 1.
(5)   Represents a nonqualified stock option. See Note 1.

OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information concerning option exercises and holdings under the PRI Automation, Inc. 1984 Incentive Stock Option Plan and the 1994 Plan as of September 30, 1997 with respect to the Company's Chief Executive Officer and the other Named Executive Officers:

                         FISCAL YEAR-END OPTION VALUES

                                                          COMMON STOCK UNDERLYING          VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                            SHARES         VALUE             FISCAL YEAR-END (#)            FISCAL YEAR-END $(2)
                          ACQUIRED ON     REALIZED       ----------------------------   ----------------------------
       NAME               EXERCISE (#)     ($)(1)        EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
       ----               ------------    --------       -----------    -------------   -----------    -------------
Mordechai Wiesler.......     6,750        $144,450          97,427          85,973      $5,171,745      $4,042,428
Mitchell G. Tyson.......    40,000        $887,500         158,460          95,140      $8,622,112      $4,503,564
Robert G. Postle........    18,168        $317,523           4,018          48,790      $  191,477      $2,233,061
Robert Klimm ...........        --        $     --           2,000          38,000      $   71,875      $1,365,625
Stephen D. Allison......        --        $     --           1,500          28,500      $   53,906      $1,024,219

----------------------
(1) Amounts disclosed in this column do not necessarily reflect amounts received by the Named Executive Officers but are calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options. Named Executive Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.
(2) Calculated on the basis of the last sale price of the Common Stock on September 30, 1997 as reported by the Nasdaq National Market ($58.50 per share), less the applicable option exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 2, 1998 by (i) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company and the other Named Executive Officers who were serving as executive officers at the end of fiscal 1997 and (iv) by the executive officers and directors of the Company as a group:

                                                                                       SHARES BENEFICIALLY
                                                                                            OWNED(1)(2)
                                                                                   ----------------------------
                                     NAME                                            NUMBER            PERCENT
                                     ----                                           --------          ---------
Mordechai Wiesler(3)(4) ..............................................               977,901             5.0%
Dr. Amram Rasiel(5) ..................................................               564,710             2.9
Mitchell G. Tyson(6) .................................................               261,431             1.3
Boruch B. Frusztajer(7) ..............................................                95,512             *
Alexander V. d'Arbeloff(8) ...........................................                76,784             *

Robert G. Postle(9) ..................................................                13,315             *
Robert Klimm(10) .....................................................                 8,710             *
Stephen D. Allison(11) ...............................................                 5,230             *
All directors and executive officers as a group
 (8 persons)(12) .....................................................             2,003,593            10.07%

----------------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. Shares of the Company's Common Stock subject to options currently exercisable or exercisable within 60 days following the date of this table are deemed outstanding for computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2) The number of shares of Common Stock deemed outstanding as of the date of this table is 19,544,971. Those shares include 4,364,020 shares issued by the Company in connection with its acquisition of Equipe Technologies, Inc. ("Equipe") and of two companies related to Equipe, effective on January 22, 1998.
(3) Address is in care of PRI Automation, Inc., 805 Middlesex Turnpike, Billerica, Massachusetts 01821-3986.
(4) Includes 102,581 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(5) Includes 15,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(6) Includes 177,770 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 5,250 shares held by Mr. Tyson's minor children.
(7) Includes 15,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 58,762 shares held by members of Mr. Frusztajer's family.
(8) Includes 15,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(9) Includes 13,053 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(10) Includes 6,600 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(11) Includes 5,100 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.
(12)  See notes (4) to (11).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRI AUTOMATION, INC.



Date: February 12, 1998                     By: /s/ Stephen D. Allison
                                                ---------------------------
                                                Stephen D. Allison
                                                Chief Financial Officer