Form 10-Q
period 1998-03-29
PRI AUTOMATION INC
filed 1998-05-13
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               _________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  Commission File Number
      ____________ to ____________                          0-24934


                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)


      MASSACHUSETTS                                     04-2495703
(State or other jurisdiction                         (I.R.S. Employer
     of incorporation)                              Identification No.)

      805 MIDDLESEX TURNPIKE                            01821-3986
          BILLERICA, MA                                 (Zip Code)
(Address of principal executive offices)

                 Registrant's telephone number:  (978) 670-4270
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
                                               ---------    ------

          The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1998:

              Class                            Number of Shares Outstanding
              -----                            ----------------------------
    Common Stock, $.01 par value                        19,608,347

                              PRI AUTOMATION, INC.

                                     INDEX

                                                                            PAGE NO.
                                                                            --------
Part I.  Financial Information
         ---------------------
         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations for
                     the Three and Six Months Ended March 29, 1998 and
                     March 30, 1997                                         3

                    Condensed Consolidated Balance Sheets as of
                     March 29, 1998 and September 30, 1997                  4

                    Condensed Consolidated Statements of Cash Flows for
                     the Six Months Ended March 29, 1998 and
                     March 30, 1997                                         5-6

                    Notes to Condensed Consolidated Financial Statements    7-10

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          11-16

Part II. Other Information
         -----------------
         Item 2.      Changes in Securities                                 17
         Item 4.      Submission of Matters to a Vote of Security Holders   17
         Item 6.      Exhibits and Reports on Form 8-K                      18

SIGNATURE                                                                   19

         Exhibit Index                                                      20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                 ----------------------   ----------------------
                                                 March 29,    March 30,   March 29,    March 30,
                                                    1998        1997         1998        1997
                                                 ----------   ---------   ----------   ---------

Net revenue...................................   $  47,124      $49,262   $ 112,257      $93,396
Cost of revenue...............................      27,483       27,538      63,559       52,256
                                                 ---------      -------   ---------      -------

Gross profit..................................      19,641       21,724      48,698       41,140
Operating expenses:
 Research and development.....................      10,330        6,668      18,705       13,006
 Selling, general and administrative..........       8,075        7,191      18,318       13,050
 Acquired in-process research and
    development...............................          --           --       8,417           --
 Merger and other non-recurring costs.........       6,813           --       6,813           --
                                                 ---------      -------   ---------      -------

Operating (loss) profit.......................      (5,577)       7,865      (3,555)      15,084
Other income, net.............................         423          227         572          563
                                                 ---------      -------   ---------      -------

(Loss) income before income taxes.............      (5,154)       8,092      (2,983)      15,647
(Benefit) provision for income taxes..........        (369)       2,091       2,209        4,178
                                                 ---------      -------   ---------      -------

Net (loss) income.............................   ($  4,785)     $ 6,001   ($  5,192)     $11,469
                                                 =========      =======   =========      =======

Net (loss) income per common share:
 Basic........................................     ($ 0.25)       $0.31     ($ 0.27)       $0.60
 Diluted......................................     ($ 0.25)       $0.30     ($ 0.27)       $0.57
Weighted average number shares outstanding:
 Basic........................................      19,551       19,093      19,504       19,039
 Diluted......................................      19,551       20,091      19,504       19,969

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                          March 29,  September 30,
                                                             1998       1997
                                                             ----       ----
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................   $ 38,343   $ 27,615
 Marketable securities..................................      4,353      2,642
 Trade accounts receivable, net.........................     40,444     71,549
 Contracts in progress..................................     25,508     15,463
 Inventories............................................     38,251     34,117
 Other current assets...................................      3,087      3,670
                                                           --------   --------
  Total current assets..................................    149,986    155,056
 Property and equipment, net............................     13,691     12,794
 Marketable securities..................................      1,832        506
 Other assets...........................................      2,202      2,354
                                                           --------   --------
  Total assets..........................................   $167,711   $170,710
                                                           ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................................   $ 22,715   $ 21,564
 Accrued expenses and other liabilities.................     14,109     17,764
 Capital lease obligations..............................        121        171
 Billings in excess of revenues and customer advances...      4,337      3,462
                                                           --------   --------
   Total current liabilities............................     41,282     42,961
NON-CURRENT LIABILITIES:
 Capital lease obligations..............................        139        204
                                                           --------   --------
  Total liabilities.....................................     41,421     43,165

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 19,566,511 and 19,348,781 issued and
  outstanding at March 29, 1998 and
  September 30, 1997, respectively......................        195        193
 Additional paid-in capital.............................     86,161     77,721
 Retained earnings......................................     39,930     49,629
 Unrealized gain on securities..........................          4          2
                                                           --------   --------
   Total stockholders' equity...........................    126,290    127,545
                                                           --------   --------
   Total liabilities and stockholders' equity...........   $167,711   $170,710
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

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                    Six Months Ended
                                                                 -----------------------
                                                                 March 29,    March 30,
                                                                    1998         1997
                                                                 ----------   ----------
Cash flows from operating activities:
 Net (loss) income............................................    $ (5,192)    $ 11,469
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense.......................       2,965        1,759
  Non-cash compensation.......................................          --           80
  Amortization of premiums or discounts on marketable
   securities.................................................          11           (8)
  Loss on abandonment of leasehold improvements...............         312           --
  Acquired in-process research & development..................       8,417            0
 Changes in operating assets and liabilities:
  Trade accounts receivable...................................      31,105      (17,334)
  Contracts in progress.......................................     (10,045)      (7,906)
  Inventories.................................................      (4,134)      (8,284)
  Other assets................................................         189         (720)
  Accounts payable............................................       1,116        2,732
  Accrued expenses and other liabilities......................      (4,275)       2,439
  Billings in excess of revenues and customer advances........         875        1,611
                                                                  --------     --------
Net cash provided by (used in) operating activities...........      21,344      (14,162)
                                                                  --------     --------
Cash flows from investing activities:
 Purchases of marketable securities...........................      (4,531)      (4,531)
 Proceeds from the sale of marketable securities..............          --        6,684
 Proceeds from maturities of marketable securities............       1,485        3,990
 Proceeds from sale of property and equipment.................          20           --
 Purchases of property and equipment..........................      (4,067)      (2,520)
                                                                  --------     --------
  Net cash (used in) provided by investing activities.........      (7,093)       3,623
                                                                  --------     --------
Cash flows from financing activities:
 Proceeds from exercise of stock options and Employee Stock
  Purchase Plan...............................................         509        1,324
 Payments under capital lease obligations.....................        (115)         (39)
 Repayments of borrowings.....................................          --         (900)
 Dividend distributions to shareholders.......................      (3,917)      (3,862)
                                                                  --------     --------
  Net cash used in financing activities.......................      (3,523)      (3,477)
                                                                  --------     --------
Net increase (decrease) in cash and cash equivalents..........      10,728      (14,016)
Cash and cash equivalents at beginning of period..............      27,615       28,860
                                                                  --------     --------
Cash and cash equivalents at end of period....................    $ 38,343     $ 14,844
                                                                  ========     ========

                              PRI AUTOMATION, INC.

                                (In Thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                          March 29,       March 30,
                                                             1998           1997
                                                          ---------       ---------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest..........................................        $    9          $    9
  Taxes.............................................         8,329           3,619
 Significant noncash transactions:
  Acquisition of Interval Logic Corporation
   (see Note E).....................................



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

    The condensed consolidated financial statements are unaudited.
However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1997 included in its Form 10-K, filed with the Securities and Exchange Commission.

    In January 1998 the Company acquired Equipe Technologies, Inc.,
E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe"). The acquisition of Equipe was accounted for using the pooling of interests method of accounting (see Note E). All prior historical condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Equipe.

    For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                     March 29,   September 30,
                                                       1998          1997
                                                     ---------   -------------
    Raw materials..................................  $24,796         $27,193
    Work in process................................   13,455           6,924
                                                     -------         -------
                                                     $38,251         $34,117
                                                     =======         =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

    The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                                       March 29,   September 30,
                                                         1998          1997
                                                       -------     ------------
    Accrued expenses.................................  $ 8,152        $ 5,256
    Accrued compensation.............................    5,957          6,555
    Income taxes payable.............................      --           5,953
                                                       -------        -------
                                                       $14,109        $17,764
                                                       =======        =======

D.  EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income
(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted net income per common share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All prior period net income per common share amounts have been restated.

                                                                         Three Months Ended
                                                                         -------------------
                                                                 March 29, 1998      March 30, 1997
                                                                 --------------      --------------
Net (loss) income...........................................          ($4,785,000)      $ 6,001,000
Shares used in computation:
  Weighted average common shares outstanding
     used in computation of basic net (loss) income
     per common share.......................................           19,551,305        19,092,830
  Dilutive effect of stock options..........................                  --            998,372
                                                                      -----------       -----------
  Shares used in computation of diluted net (loss) income
   per common share.........................................           19,551,305        20,091,202
                                                                      ===========       ===========
  Basic net (loss) income per common share..................               ($0.25)      $      0.31
  Diluted net (loss) income per common share................               ($0.25)      $      0.30
                                                                          Six Months Ended
                                                                          ----------------
                                                                 March 29, 1998      March 30, 1997
                                                                 --------------      --------------
Net (loss) income...........................................          ($5,192,000)      $11,469,000
Shares used in computation:
  Weighted average common shares outstanding
     used in computation of basic net (loss) income
     per common share.......................................           19,503,994        19,039,207
  Dilutive effect of stock options..........................                  --            930,136
                                                                      -----------       -----------
  Shares used in computation of diluted net (loss) income
   per common share.........................................           19,503,994        19,969,343
                                                                      ===========       ===========
  Basic net (loss) income per common share..................               ($0.27)      $      0.60
  Diluted net (loss) income per common share................               ($0.27)      $      0.57

  Options to purchase 784,776 and 888,134 shares of common stock were outstanding for the three and six month periods ended March 29, 1998, respectively, but were not included in the computation of diluted net income per common share because the Company is in a loss position and therefore, would be antidilutive. Options to purchase 0 and 7,920 shares of common stock were outstanding for the three and six month periods ended March 30, 1997 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares and therefore, would be antidilutive under the treasury stock method.

E.   ACQUISITIONS AND NON-RECURRING COSTS

  On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's Common Stock. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's Common Stock. ILC was formed in 1995 to develop advanced, high-perfomance planning and scheduling software solutions for the semiconductor industry. The value of the transaction is $8.5 million including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

  The purchase price was allocated to the tangible and intangible assets of ILC based on the estimated fair value of those assets using a risk adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The technology was deemed to be in-process research and development because the Company needed to make significant further investments in development of the technology, to integrate it with the Company's products, including the "Transnet" product line, and to meet expected customer requirements. The necessary developments included completion of the software requirements definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise. Therefore, the Company recognized a charge of $8,417,000 for the purchase of in-process research and development in October 1997. Pro forma results are not presented due to immateriality.

  On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The Company issued 4,364,016 shares of Common Stock in exchange for all of the outstanding stock of Equipe. The business combination was accounted for as a pooling of interests. The accompanying condensed consolidated financial statements for periods prior to the merger have been restated to present the combined operations of the merged companies.
Significant intercompany transactions for the Equipe companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements. Direct acquisition costs of $4,490,000 have been charged against results of operations for the three months ended March 29, 1998.

  The following information presents certain statement of operations data (in thousands) of the Company and Equipe for the periods prior to the acquisition:

                                                                                                    Combined
                                                           PRI Automation, Inc.      Equipe         Companies
                                                           -------------------       ------         ---------
Net revenues for:
  The three months ended
    December 28, 1997                                           $46,830              $18,303          $65,133
  The three months ended
    March 30, 1997                                               41,235                8,027           49,262
  The six months ended
    March 30, 1997                                               78,463               14,933           93,396

Net income (loss) for:
  The three months ended
    December 28, 1997                                            (3,449)               3,042             (407)
  The three months ended
    March 30, 1997                                                4,056                1,945            6,001
  The six months ended
    March 30, 1997                                                7,942                3,527           11,469



  During the second quarter of fiscal year 1998, the Company has taken a non-recurring charge of $2,323,000 against results of operations for restructuring costs. The Company restructured its operations by consolidating its business unit structure into a more centralized functional organization as a result of the Equipe acquisition. This pre-tax charge includes costs of approximately $1,723,000 related to two facilities which will be idle for approximately 12 months. The remainder of the charge consists of approximately $600,000 which relate to severance costs for approximately 60 administrative and operations personnel.

  Equipe Technologies, Inc. and one of the related companies, E-Machine, Inc., were S-corporations for tax purposes prior to the acquisition. The following pro forma information gives effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and the related company were treated as C-corporations for the periods presented. The pro forma information is shown for comparative purposes only.

            UNAUDITED PRO FORMA NET INCOME (LOSS) PER COMMON SHARE
            -------------------------------------------------------
                     (In thousands, except per share data)

                                                     Three Months Ended      Six Months Ended
                                                     ------------------   ----------------------
                                                         March 30,        March 29,    March 30,
                                                            1997             1998        1997
                                                     ------------------   ----------   ---------
  Historical net income (loss)....................          $6,001          ($5,192)     $11,469
   Adjustment to Equipe income tax expense to
   convert from S-corporation to C-corporation
   status.........................................             767            1,156        1,341
                                                            ------          -------      -------
  Unaudited pro forma net income (loss)...........          $5,234          ($6,348)     $10,128
                                                            ======          =======      =======
  Unaudited pro forma net income (loss) per common
   share:
   Basic..........................................          $ 0.27          ($ 0.33)     $  0.53
   Diluted........................................          $ 0.26          ($ 0.33)     $  0.51

F.  NEW ACCOUNTING PRONOUNCEMENTS

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial statement disclosures.

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

  The current financial uncertainty within the economies of certain Asian countries has adversely affected, and may continue to adversely affect, the worldwide semiconductor industry and the Company. These effects have included and could include delay or cancellation of orders from customers in these countries. Additional risks and uncertainties include: competitive pressures on selling prices; inventory management, including suppliers' ability to meet the Company's needs in a timely manner; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the Company's ability to increase its manufacturing capacity to meet increased demand while maintaining satisfactory levels of product quality, service levels, and timeliness of deliveries; rapid technological change and introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter, the timing of investments in engineering and development, the Company's ability to absorb and manage acquisitions, and risks associated with doing business in Asia and Europe. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

RESULTS OF OPERATIONS

     On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The business combination was accounted for as a pooling of interests. The financial results of the Company have been restated to reflect the results of operations for the combined entities.

     Revenue:   Net revenue for the three and six months ended March 29, 1998 was $47.1 million and $112.3 million, respectively, a decrease of 4.3% and an increase of 20.2%, respectively, over the corresponding periods in fiscal 1997. Net revenue for the three months ended March 29, 1998 as compared to the corresponding period in fiscal 1997 was adversely affected by a general slowdown in capital equipment spending in the semiconductor industry and by the Asian financial crisis, both of which resulted in delays in customer orders or postponements of customer deliveries. This was partially offset by recurring business and increased penetration in key markets. The increase in revenue for the six-month period ending March 29, 1998 was primarily attributable to increased domestic demand of the Company's products during the first fiscal quarter ended December 28, 1997. Net export sales to customers for the three and six months ended March 29, 1998 were $16.7 million and $35.8 million, respectively, compared to $18.6 million and $36.9 million, respectively, for the corresponding periods in fiscal 1997. Net export sales for the three months and six months ended March 29, 1998 accounted for 35.4% and 31.9% of net revenue, respectively, as compared to 37.8% and 39.5%, respectively, of net revenue for the corresponding periods in fiscal 1997.

     Gross profit: The gross profit margin for the three and six months ended March 29, 1998 was 41.7% and 43.4%, respectively, as compared to 44.1% and 44.0% for the corresponding periods in fiscal 1997. The decreases are primarily attributable to the change in the volume of shipments.

     Research and development: Research and development expenses for the three and six months ended March 29, 1998 were $10.3 million and $18.7 million, respectively, representing 21.9% and 16.7% of net revenue, respectively, compared to $6.7 million and $13.0 million, representing 13.5% and 13.9% of net revenue for the corresponding periods in fiscal 1997. The increases in dollar amounts are attributable to the Company's continued investment in new products in anticipation of the expected semiconductor industry transition to 300mm wafers.

     Selling, general and administrative: Selling, general and administrative expenses for the three and six months ended March 29, 1998 were $8.1 million and $18.3 million, respectively, representing 17.1% and 16.3% of net revenue, compared to $7.2 million and $13.1 million, representing 14.6% and 14.0% of net revenue for the corresponding periods in fiscal 1997. The increases in selling, general and administrative expenses primarily reflect investments in marketing, sales support and management infrastructure.

   Acquired in-process research and development: In October 1997, the Company acquired Interval Logic Corporation ("ILC") in a transaction valued at $8.5 million, accounted for as a purchase. ILC was formed in 1995 to develop advanced high-performance planning and scheduling software solutions for the semiconductor industry. At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The technology was deemed to be in-process research and development because of the Company's requirement to make significant further investments in development of the technology, to integrate it with the Company's products, including the "Transnet" product line, and to meet expected customer requirements. The necessary developments included completion of the software requirements definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise. Therefore, the Company recognized a charge of $8.4 million for the purchase of in-process research and development in October 1997.

  Merger and other non-recurring costs: In relation to the Company's acquisition of Equipe on January 22, 1998, direct acquisition costs of $4.5 million have been charged against results of operations for the three months ended March 29, 1998. During the second quarter of fiscal 1998, the Company has taken a charge of $2.3 million against results of operations for other non-recurring costs principally related to the acquisition. The Company restructured its operations by consolidating its business unit structure into a more centralized organization as a result of the Equipe acquisition. This pre-tax charge includes costs of approximately $1.7 million related to two facilities which will be idle for approximately 12 months. The remainder of the charge consists of approximately $600,000 which relate to severance costs for approximately 60 administrative and operations personnel.

  Other income, net: Other income, net for the three and six months ended March 29, 1998 was $423,000 and $572,000, respectively, as compared to $227,000 and $563,000 for the corresponding periods in fiscal 1997. Interest income for the three and six months ended March 29, 1998 was $440,000 and $765,000, respectively, as compared to $248,000 and $595,000 for the corresponding periods in fiscal 1997. The increases are attributable to increased average cash and investment balances.

  Income tax provision (benefit): The effective tax rate for the three and six months ended March 29, 1998 was (7.2%) and 74.1% as compared to 25.8% and 26.7%, respectively, for the corresponding periods in fiscal 1997. For the three months ended March 29, 1998, the effective tax benefit was unfavorably impacted by merger and other non-recurring costs of $6.8 million, of which approximately $4.1 million was not deductible for income tax purposes. The significant increase in the effective tax rate for the six-month period ended March 29, 1998 is attributable to the adverse effect of the charge for acquired in-process research and development and merger and other non-recurring costs which are not fully deductible for tax purposes. This increase was partially offset by the impact of Equipe Technologies, Inc. and the related company which were not taxed under C-corporation status for the three months ended December 28, 1997. If the charges for acquired in-process research and development and the merger and other non-recurring costs had not been recorded, the assumed tax rate for the three and six months ended March 29, 1998 would have been 35.0% and 25.8% as compared to 25.8% and 26.7% for the corresponding periods in fiscal 1997. The increase in the effective tax rate, excluding the charges for acquired in-process research and development and the merger and other non-recurring costs, for the three months ended March 29, 1998 is attributable to the fact that from January 1, 1998 Equipe Technologies, Inc. and E-Machine, Inc. were taxed under C-corporation status. The assumed effective tax rate for both the three and six months ended March 30, 1997 would have been 35.3% had Equipe Technologies, Inc. and E-Machine, Inc. been taxed under C-corporation status.

  Net income (loss): The net loss for the three and six months ended March 29, 1998 was $4.8 million and $5.2 million, respectively, as compared with net income of $6.0 million and $11.5 million for the corresponding periods in fiscal 1997. Excluding merger and other non-recurring costs associated with the acquisition of Equipe, net income for the three months ended March 29, 1998 would have been $1.1 million as compared to $6.0 million in the same period in fiscal year 1997. Diluted net income per common share excluding the acquisition and other non-recurring charges would have been $0.05 for the three months ending March 29, 1998 as compared to $0.30 for the corresponding period in fiscal 1997. Excluding the acquired in-process research and development costs and the Equipe acquisition and other non-recurring charges recorded by the Company, net income in the six months ended March 29, 1998 would have been $9.1 million, or diluted net income per common share of $0.45, as compared with net income of $11.5 million, or diluted net income per common share of $0.57, for the corresponding period in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

  As of March 29, 1998 the Company had working capital of $108.7 million, including cash and cash equivalents of $38.3 million and short-term marketable securities of $4.4 million.

  Net cash provided by operating activities for the six months ended March 29, 1998 was $21.3 million, compared to net cash used in operating activities of $14.2 million for the corresponding period in fiscal 1997. The net cash provided by operating activities for the six months ended March 29, 1998 was primarily attributable to a decrease in trade accounts receivable of $31.1 million and net income of $6.5 million prior to non-cash expenses of $11.7 million (consisting primarily of acquired in-process technology of $8.4 million and depreciation of $3.0 million). This was offset partially by increases in contracts in progress of $10.0 million, an increase in inventories of $4.1 million and a decrease in accrued expenses and other liabilities of $4.3 million. Net cash used in operating activities for the six months ended March 30, 1997 was primarily attributable to increases in trade accounts receivable of $17.3 million, contracts in progress of $7.9 million and inventory of $8.3 million. These uses of cash were offset in part by net income of $11.5 million, decreases in accounts payable of $2.7 million, accrued expenses and other liabilities of $2.4 million and a decrease in billings in excess of revenues and customer advances of $1.6 million.

  Net cash used in investing activities for the six months ended March 29, 1998 was $7.1 million as compared to $3.6 million of net cash provided by investing activities for the corresponding period in fiscal 1997. Net cash used in investing activities for the six months ended March 29, 1998 was attributable to the purchase of property and equipment of $4.1 million and the net purchases and maturities of marketable securities of $3.0 million. Net cash provided by investing activities for the six months ended March 30, 1997 was attributable to the net purchase, sales and maturities of marketable securities of $6.1 million offset partially by the purchase of fixed assets of $2.5 million.

  Net cash used in financing activities for the six months ended March 29, 1998 was $3.5 million as compared to $3.5 million for the corresponding period in fiscal 1997. Net cash used in financing activities for the six months ended March 29, 1998 and March 30, 1997 was primarily attributable to dividend distributions of $3.9 million and $3.9 million, respectively, to shareholders of Equipe Technologies and E-Machine, Inc. prior to their acquisition by the Company. Both of these Equipe entities operated as S-corporations prior to the merger with the Company.

   The Company's credit agreement, as amended March 1, 1996, with Fleet Bank expired on March 1, 1998 and was not renewed by the Company. Since December 31, 1995, the Company has had no outstanding borrowings under this credit agreement. The Company is in the process of negotiating a new working capital line of credit agreement with The Chase Manhattan Bank (the "Bank"). The working capital line of credit is expected to enable the Company to obtain revolving loans or grant letters of credit on an unsecured basis up to $20,000,000, with outstanding borrowings under revolving loans bearing interest at the Bank's prime lending rate. The ability of the Company to effect borrowings under the line of credit would be conditioned upon, among other things, the Company's meeting certain financial covenants, including covenants requiring the maintenance of specific levels of quarterly and annual earnings, working capital, tangible net worth, debt service coverage and liquidity. The Company may elect to convert revolving loans into loans bearing interest at 1.0% above the Bank's cost of funds. The new working capital line of credit would expire on March 1, 2000.

   At March 29, 1998 the Company had no borrowings outstanding under a line of credit agreement with Comerica Bank-California. The line of credit enables the Company to borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable of Equipe with outstanding balances under the line of credit bearing interest at Comerica Bank-California's prime interest rate plus 1.0%.

   The Company believes that existing cash and investment balances and funds available under its existing lines of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial statement disclosures.


YEAR 2000

  Computer systems and software products that were designed to accept entries of only two digits in the "year" date code field may be unable to properly process date information beyond the year 1999. The Company has established a centrally coordinated project team, including representatives of each of the

Company's divisions, to determine the Year 2000 readiness of the Company's products, business processes and systems. The Company's first priority is to ensure that all equipment and software currently being marketed by the Company or already installed at customer sites are Year 2000 compliant. The Company expects to complete all internal and field testing and upgrades of current and installed products by the end of calendar 1998. The Year 2000 project team is also assessing the Company's internal systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its business associates and customers, to ensure the Company's operations are not interrupted by Year 2000 problems. The Company expects to have resolved all internal Year 2000 problems identified in this process by the end of calendar 1998. The Company is also working closely with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance.

  Although the Company's assessment of its Year 2000 readiness is not yet complete, based on its investigation to date the Company does not expect the total cost of its Year 2000 assessment and remediation program to have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's Year 2000 compliance program can be implemented successfully or on a timely basis, or that systems operated by third parties with which the Company's systems interface will be Year 2000 compliant. Inability of the Company to correct any Year 2000 problems affecting its products, its internal systems or its communications with third parties could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

  (a)  N/A

  (b)  N/A

  (c) The following information is furnished with regard to all securities of the Company sold by the Company since the end of the Company's last fiscal year that were not registered under the Securities Act of 1933 (the "Securities Act"):

  On October 29, 1997, the Company issued 111,258 shares of Common Stock and issued or assumed options to purchase an aggregate of 199,170 shares of Common Stock in connection with the Company's acquisition of Interval Logic Corporation.

  On January 22, 1998, the Company issued 4,364,016 shares of Common Stock in consideration for all of the issued and outstanding stock of Equipe Technologies, Inc., and two related corporations.

  The above issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Special Meeting of Stockholders of the Company held on January 16, 1998, (the "Special Meeting"), the Company's stockholders voted to approve the issuance of shares of Common Stock in connection with the Company's acquisition of Equipe Technologies, Inc. and two related corporations. The vote was as follows:

                                 For     Against       Abstain       Non-vote
                                 ---     -------       -------       --------
Number of Shares Voted:   10,617,149      27,686        29,597      1,890,351

  At the Special Meeting, the stockholders also voted to amend the Company's Amended and Restated Articles of Organization to increase the number of authorized shares of Common Stock from 24,000,000 to 50,000,000 shares. The vote was as follows:

                                 For     Against       Abstain       Non-vote
                                 ---     -------       -------       --------
Number of Shares Voted:   10,541,574   1,994,296        27,795          1,118

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

 EXHIBIT
 NUMBER   DESCRIPTION
 ------   -----------

   *3.4   Amended and Restated By-Laws of the Company
   *3.5   Restated Articles of Organization of the Company
  **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April 22, 1997
 ***3.7 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on January 16, 1998
   10.24 Lease agreement dated as of March 9, 1998 by and between the Company and Lincoln-Whitehall Realty, L.L.C.
   27.1   Financial Data Schedule
   27.2   Financial Data Schedule
_______________
* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended December 28, 1997.


       b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on March 23, 1998. The Form 8-K reported that the Company had announced in a press release that its expected operating results for the fiscal quarter ended March 29, 1998 would be lower than previously anticipated.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PRI AUTOMATION, INC.



                                         /s/ Stephen D. Allison
Date:  May 13, 1998           By: ______________________________________
                                           Stephen D. Allison
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER   DESCRIPTION
 ------   -----------

   *3.4   Amended and Restated By-Laws of the Company
   *3.5   Restated Articles of Organization of the Company
  **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April 22, 1997
 ***3.7 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on January 16, 1998
   10.24 Lease agreement dated as of March 9, 1998 by and between the Company and Lincoln-Whitehall Realty, L.L.C.
   27.1   Financial Data Schedule
   27.2   Financial Data Schedule
_______________
* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended December 28, 1997.