Form 10-Q
period 1998-06-28
PRI AUTOMATION INC
filed 1998-08-12
CIK 927362

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1998

                                      OR

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
                                               ---------    ---------

          The number of shares outstanding of each of the issuer's classes of common stock as of August 5, 1998:

           Class                                    Number of Shares Outstanding
           -----                                    ----------------------------
Common Stock, $.01 par value                                 19,748,946

                             PRI AUTOMATION, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations for
                     the Three and Nine Months Ended June 28, 1998 and
                     June 29, 1997                                         3

                  Condensed Consolidated Balance Sheets as of
                     June 28, 1998 and September 30, 1997                  4

                  Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended June 28, 1998 and
                     June 29, 1997                                         5-6

                  Notes to Condensed Consolidated Financial Statements     7-11

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         12-16

Part II. Other Information
         -----------------

         Item 2.  Changes in Securities                                    17

         Item 4.  Submission of Matters to a Vote of Security Holders      17

         Item 5.  Other Information                                        18

         Item 6.  Exhibits and Reports on Form 8-K                         18-19

SIGNATURE                                                                  20

         Exhibit Index                                                     21

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                ------------------     -----------------
                                                June 28,   June 29,   June 28,    June 29,
                                                  1998       1997       1998        1997
                                                  ----       ----       ----        ----

Net revenue..................................   $ 38,301    $56,150    $150,558   $149,546
Cost of revenue..............................     29,571     31,051      93,130     83,307
                                               ---------    -------  ----------   --------

Gross profit.................................      8,730     25,099      57,428     66,239
Operating expenses:
 Research and development....................      9,505      7,256      28,210     20,262
 Selling, general and administrative.........      8,950      8,941      27,268     21,991
 Acquired in-process research and
  development................................         --         --       8,417         --
 Merger costs and special charges............      2,140         --       8,953         --
                                               ---------    -------  ----------   --------

Operating (loss) profit......................    (11,865)     8,902     (15,420)    23,986
Other (expense) income, net..................       (105)       257         467        820
                                               ---------    -------  ----------   --------

(Loss) income before income taxes............    (11,970)     9,159     (14,953)    24,806
(Benefit) provision for income taxes.........     (4,189)     2,290      (1,980)     6,468
                                               ---------    -------  ----------   --------

Net (loss) income............................  ($  7,781)   $ 6,869   ($ 12,973)  $ 18,338
                                               =========    =======  ==========   ========

Net (loss) income per common share:
 Basic.......................................     ($0.40)     $0.36      ($0.66)     $0.96
 Diluted.....................................     ($0.40)     $0.34      ($0.66)     $0.91
Weighted average number shares outstanding:
 Basic.......................................     19,663     19,252      19,557     19,110
 Diluted.....................................     19,663     20,192      19,557     20,043



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             PRI AUTOMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)
                                                       June 28,  September 30,
                                                          1998       1997
                                                          ----       ----
                                    ASSETS


Current Assets:
 Cash and cash equivalents.............................  $ 34,472  $ 27,615
 Marketable securities.................................     1,316     2,642
 Trade accounts receivable, net........................    33,020    71,549
 Contracts in progress.................................    18,098    15,463
 Inventories...........................................    37,173    34,117
 Other current assets..................................     8,223     3,670
                                                         --------  --------
  Total current assets.................................   132,302   155,056
 Property and equipment, net...........................    17,940    12,794
 Marketable securities.................................     3,331       506
 Other assets..........................................     2,352     2,354
                                                         --------  --------
  Total assets.........................................  $155,925  $170,710
                                                         ========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable......................................  $ 16,459  $ 21,564
 Accrued expenses and other liabilities................    16,178    17,764
 Capital lease obligations.............................        92       171
 Billings in excess of revenues and customer advances..     5,097     3,462
                                                         --------  --------
   Total current liabilities...........................    37,826    42,961

Non-current Liabilities:
 Capital lease obligations.............................       140       204
                                                         --------  --------
  Total liabilities....................................    37,966    43,165


Stockholders' Equity:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 19,744,930 and 19,348,781 issued and
  outstanding at June 28, 1998 and
  September 30, 1997, respectively.....................       197       193
 Additional paid-in capital............................    87,161    77,721
 Retained earnings.....................................    30,593    49,629
 Unrealized gain on securities.........................         8         2
                                                         --------  --------
   Total stockholders' equity..........................   117,959   127,545
                                                         --------  --------
   Total liabilities and stockholders' equity..........  $155,925  $170,710
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

                             PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                      -----------------
                                                                     June 28,   June 29,
                                                                       1998       1997
                                                                       ----       ----
Cash flows from operating activities:
 Net (loss) income................................................   $(12,973)  $ 18,338
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization expense...........................      4,768      2,866
  Non-cash compensation...........................................         --        140
  Tax benefit from disqualified dispositions......................         --      1,742
  Loss on abandonment of leasehold improvements...................        356         --
  Provision for doubtful accounts.................................        790        300
  Translation losses, net.........................................        387         --
  Acquired in-process research & development......................      8,417         --
 Changes in operating assets and liabilities, net of effect from acquisitions:
  Trade accounts receivable.......................................     38,712    (15,035)
  Contracts in progress...........................................     (2,635)    (2,110)
  Inventories.....................................................     (3,111)    (8,875)
  Other assets....................................................     (5,499)    (2,011)
  Accounts payable................................................     (7,165)     2,649
  Accrued expenses and other liabilities..........................     (2,494)     6,368
  Billings in excess of revenues and customer advances............      1,636     (1,046)
                                                                     --------   --------
Net cash provided by operating activities.........................     21,189      3,326
                                                                     --------   --------
Cash flows from investing activities:
 Purchases of marketable securities...............................     (5,547)    (4,531)
 Proceeds from the sale of marketable securities..................      2,331      9,017
 Proceeds from maturities of marketable securities................      1,685      4,490
 Proceeds from sale of property and equipment.....................         20         --
 Purchases of property and equipment..............................     (9,770)    (4,300)
 Net cash acquired in Chiptronix acquisition......................        246         --
                                                                     --------   --------
  Net cash (used in) provided by investing activities.............    (11,035)     4,676
                                                                     --------   --------
Cash flows from financing activities:
 Proceeds from exercise of stock options and Employee Stock
  Purchase Plan...................................................      1,498      2,480
 Payments under capital lease obligations.........................       (143)       (59)
 Repayments of borrowings.........................................         --       (900)
 Dividend distributions to shareholders...........................     (4,507)    (6,573)
                                                                     --------   --------
  Net cash (used in) financing activities.........................     (3,152)    (5,052)
                                                                     --------   --------
Effect of exchange rate changes on cash...........................       (145)        --
                                                                     --------   --------
Net increase in cash and cash equivalents.........................      6,857      2,950
Cash and cash equivalents at beginning of period..................     27,615     28,860
                                                                     --------   --------
Cash and cash equivalents at end of period........................   $ 34,472   $ 31,810
                                                                     ========   ========

                             PRI AUTOMATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued
                                (In thousands)
                                  (Unaudited)

                                                     Nine Months Ended
                                                     -----------------
                                                     June 28,  June 29,
                                                       1998      1997
                                                       ----      ----

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest.........................................    $   30    $   12
  Taxes............................................     8,557     5,217
 Significant noncash transactions:
  Acquisition of Interval Logic Corporation
   (see Note E)....................................
  Acquisition of Chiptronix Handling Systems GmbH
   (see Note E)....................................
  Fixed assets acquired under capital leases.......                 194




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

   The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of the Company for the year ended September 30, 1997 included in its Form 10-K, filed with the Securities and Exchange Commission.

   In January 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe"). On May 19, 1998 the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"). The acquisitions of Equipe and Chiptronix both were accounted for using the pooling of interests method of accounting. All prior period historical condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Equipe. The Company has not restated its financial statements for the acquisition of Chiptronix due to immateriality (see Note E).

   For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B. Inventories

   Inventories consist of the following (in thousands):

                                                         June 28,  September 30,
                                                          1998        1997
                                                          ----        ----

   Raw materials......................................   $24,747    $27,193
   Work in process and finished goods.................    12,426      6,924
                                                         -------    -------
                                                         $37,173    $34,117
                                                         =======    =======

C. Accrued Expenses And Other Liabilities

   The significant components of accrued expenses and other liabilities consist of the following (in thousands):
                                                         June 28,  September 30,
                                                          1998        1997
                                                          ----        ----
   Accrued expenses...................................   $ 4,988    $ 3,531
   Accrued compensation...............................     6,297      6,555
   Accrued special charges............................     2,591         --
   Warranty reserves..................................     2,302      1,725
   Income taxes payable...............................        --      5,953
                                                         -------    -------
                                                         $16,178    $17,764
                                                         =======    =======

D. Earnings Per Share

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income
(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted net income per common share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. All net income per common share amounts have been restated for periods prior to the quarter ended December 28, 1997. A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                                         Three Months Ended
                                                                         ------------------
                                                                   June 28, 1998   June 29, 1997
                                                                   -------------   -------------
Net (loss) income.............................................          ($7,781)        $ 6,869
Shares used in computation:
    Weighted average common shares outstanding
       used in computation of basic net (loss) income
       per common share.......................................           19,663          19,252
    Dilutive effect of stock options..........................               --             940
                                                                         ------          ------
    Shares used in computation of diluted net (loss) income
      per common share........................................           19,663          20,192
                                                                         ======          ======
    Basic net (loss) income per common share..................           ($0.40)        $  0.36
    Diluted net (loss) income per common share................           ($0.40)        $  0.34

                                                                         Nine Months Ended
                                                                         -----------------
                                                                   June 28, 1998   June 29, 1997
                                                                   -------------   -------------
Net (loss) income.............................................         ($12,973)        $18,338
Shares used in computation:
    Weighted average common shares outstanding
       used in computation of basic net (loss) income
       per common share.......................................           19,557          19,110
    Dilutive effect of stock options..........................               --             933
                                                                         ------          ------
    Shares used in computation of diluted net (loss) income
      per common share........................................           19,557          20,043
                                                                         ======          ======
    Basic net (loss) income per common share..................           ($0.66)        $  0.96
    Diluted net (loss) income per common share................           ($0.66)        $  0.91

    Options to purchase 595,944 and 790,737 shares of common stock were outstanding for the three and nine months ended June 28, 1998, respectively, but were not included in the computation of diluted net loss per common share because the Company is in a loss position and, the inclusion of such shares therefore, would be antidilutive. Options to purchase 11,918 and 9,253 shares of common stock were outstanding for the three and nine month periods ended June 29, 1997 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares and therefore, would be antidilutive under the treasury stock method.

E. Acquisitions

   On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-perfomance planning and scheduling software solutions for the semiconductor industry. The value of the transaction is $8.5 million including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets of ILC based on the estimated fair value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and was deemed to be in-process research and development because the Company needed to make significant further investments to complete development of the technology, to integrate it with the Company's existing products including the "Transnet" product line and to enable it to meet expected customer requirements. The Company recognized a charge of $8,417,000 for the purchase of in-process research and development in October 1997. Pro forma results are not presented due to immateriality.

   On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The Company issued 4,364,016 shares of common stock in exchange for all of the outstanding stock of Equipe. The business combination was accounted for as a pooling of interests. The accompanying condensed consolidated financial statements for periods prior to the merger have been restated to present the combined operations of the merged companies. Significant intercompany transactions for the Equipe companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements. Direct acquisition costs of $4,490,000, primarily relating to legal, investment banking, and accounting fees, have been charged against results of operations for the nine months ended June 28, 1998.

   The following information presents certain statement of operations data (in thousands) of the Company and Equipe for the periods prior to the acquisition:


                                         PRI                     Combined
                                  Automation, Inc.   Equipe      Companies
                                  ----------------   ------      ---------
Net revenue for:
    The three months ended
       December 28, 1997              $ 46,830      $18,303      $ 65,133
    The three months ended
       June 29, 1997                    44,362       11,788        56,150
    The nine months ended
       June 29, 1997                   122,825       26,721       149,546

Net (loss) income for:
    The three months ended
       December 28, 1997                (3,449)       3,042          (407)
    The three months ended
       June 29, 1997                     4,359        2,510         6,869
    The nine months ended
       June 29, 1997                    12,301        6,037        18,338

  Equipe Technologies, Inc. and one of the related companies, E-Machine, Inc., were S-corporations for income tax purposes prior to the acquisition. The following pro forma information gives effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and the related company were treated as C-corporations for the periods presented. The pro forma information is shown for comparative purposes only.

             UNAUDITED PRO FORMA NET INCOME (LOSS) PER COMMON SHARE
             ------------------------------------------------------
                     (In thousands, except per share data)

                                                             Three Months Ended    Nine Months Ended
                                                             -------------------  --------------------
                                                                  June 29,        June 28,   June 29,
                                                                    1997            1998       1997
                                                                    ----            ----       ----
  Historical net income (loss).............................        $6,869        ($12,973)   $18,338
   Adjustment to Equipe income tax expense to
   convert from S-corporation to C-corporation
   status..................................................          (965)         (1,156)    (2,306)
                                                                   ------        --------    -------

  Unaudited pro forma net income (loss)....................        $5,904        ($14,129)   $16,032
                                                                   ======        ========    =======

  Unaudited pro forma net income (loss) per common share:
   Basic...................................................        $ 0.31         ($ 0.72)   $  0.84
   Diluted.................................................        $ 0.29         ($ 0.72)   $  0.80


  On May 19, 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"), a Switzerland corporation, for aggregate consideration of 105,000 shares of the Company's common stock. Chiptronix is the European distributor of Equipe products. The business combination was accounted for as a pooling of interests. However, as the financial position and results of operations of Chiptronix are immaterial to the financial position and results of operations of the Company on a consolidated basis, no prior period financial amounts have been restated. In accordance with this business combination, the Company has acquired the net assets of Chiptronix, including its retained deficit of $1,556,000 as of March 29, 1998 and this amount is included in the changes to stockholders' equity for the three months ended June 28, 1998. The results of operations for the quarter ended June 28, 1998 of Chiptronix have been consolidated into the accompanying financial statements of the Company.

F.  Special Charges

  For the third quarter of fiscal 1998, the Company recorded a pre-tax charge against earnings of $2,140,000, which is included in operating expenses for the quarter, associated with the restructuring plan announced by the Company on July 13, 1998. The charge includes provisions for severance compensation of $1.1 million resulting from reductions of approximately 161 personnel, costs of $320,000 relating to reduction in facilities space at four locations, provisions for doubtful accounts of $500,000 and $220,000 for other contingencies. The Company also recorded a pre-tax charge of $4,900,000 against earnings, which is included in cost of revenue for the third quarter of fiscal 1998, for the write-down of inventories to their net realizable values.

  For the second quarter of fiscal year 1998, the Company recorded a non-recurring charge of $2,323,000 against results of operations for restructuring costs. The Company restructured its operations by consolidating its business unit structure into a more centralized functional organization as a result of the Equipe acquisition. This pre-tax charge included costs of approximately $1,723,000 related to two facilities which are anticipated to be idle until April 1999 and approximately $600,000 for severance. As of June 28, 1998, facilities expenses charged against this reserve amounted to $870,000 and the Company expects to pay the balance of $853,000 through April 1999.
Additionally, as of June 28, 1998 $357,000 was charged against the restructuring liability for severance payments to 83 former personnel and the Company expects the balance to be paid by December 1998.

G.  INCOME TAXES

  The effective tax rate for the three and nine months ended June 28, 1998 was (35.0%) and (13.2%) as compared to 25.0% and 26.1 %, respectively, for the corresponding periods in fiscal 1997. The effective tax benefit for the nine-month period ended June 28, 1998 was unfavorably impacted by the charges for acquired in-process research and development and merger and other non-recurring costs which are not fully deductible for tax purposes. This unfavorable impact was partially offset by the impact of Equipe Technologies, Inc. and E-machine, Inc., which were both subchapter S-corporations for federal income tax purposes for the three months ended December 28, 1997. The tax rate, exclusive of the acquired in-process research and development charge, merger costs and other special charges, for the three and nine months ended June 28, 1998 would have been (35.0%) and 19.6% as compared to 25.0% and 26.1% for the corresponding periods in fiscal 1997. The changes in the effective tax rates excluding these special charges, for the three and nine months ended June 28, 1998 as compared with the corresponding periods in fiscal 1997 are attributable to the fact that prior to January 1, 1998 Equipe Technologies, Inc. and E-Machine, Inc. were not subject to federal income tax due to S-corporation status.

H.  JOINT VENTURE

  Effective June 1, 1998 the Company entered into a Korean joint venture with Chung Song System Co., Ltd. ("CSSC") and Shinsung Engineering Co. Ltd. ("SEC") to distribute the Company's products and services in Korea. CSSC and SEC are in the business of development and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and CSSC and SEC each own 10% of the joint venture. The Company and its partners have committed to invest 2.6 billion Korean Won of capital in the joint venture over a two-year period beginning June 1, 1998.

I.  NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by October 1, 1999. The Company is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

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

  The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures from manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe effect on the semiconductor industry's demand for capital expenditures, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

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

RESULTS OF OPERATIONS

     On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer-handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The business combination was accounted for as a pooling of interests. The financial results of the Company for fiscal periods prior to the second quarter of fiscal 1998 have been restated to reflect the results of operations for the combined entities.

     Revenue:   Net revenue for the three and nine months ended June 28, 1998 was $38.3 million and $150.6 million, respectively, a decrease of 31.8% and an increase of 0.7%, respectively, over the corresponding periods in fiscal 1997. Net revenue for the three months ended June 28, 1998 as compared to the corresponding period in fiscal 1997 was adversely affected by the current downturn in the semiconductor industry resulting in decreased demand for the Company's products. Net export sales to customers for the three and nine months ended June 28, 1998 were $15.9 million and $51.7 million, respectively, compared to $25.9 million and $62.8 million, respectively, for the corresponding periods in fiscal 1997. Net export sales for the three months and nine months ended June 28, 1998 accounted for 41.6% and 34.4% of net revenue, respectively, as compared to 46.1% and 42.0%, respectively, of net revenue for the corresponding periods in fiscal 1997.

     Gross profit: The gross profit margin for the three and nine months ended June 28, 1998 was 22.8% and 38.1% of net revenue, respectively, as compared to 44.7% and 44.3% of net revenue for the corresponding periods in fiscal 1997. The decline in gross profit margin is partially due to a reduced level of equipment sales and an unfavorable absorption of fixed manufacturing costs. Additionally, a provision of $4.9 million, to reduce inventories to their net realizable values, in the third quarter of fiscal 1998 reduced the gross profit margin by 12.8% of net revenue for this fiscal quarter and by 3.3% for the nine months ended June 29, 1998.

     Research and development: Research and development expenses for the three and nine months ended June 28, 1998 were $9.5 million and $28.2 million, respectively, representing 24.8% and 18.7% of net revenue, respectively, compared to $7.3 million and $20.3 million, representing 12.9% and 13.5% of net revenue for the corresponding periods in fiscal 1997. The increases in research and development expenses are attributable to the Company's ongoing investment in next-generation wafer flow automation systems for end user and OEM customers. This includes material control and scheduling software, atmospheric and vacuum wafer-handling systems and automated material handling systems for advanced 200mm fabs and, in the near future, 300mm pilot lines.

     Selling, general and administrative: Selling, general and administrative expenses for the three and nine months ended June 28, 1998 were $9.0 million and $27.3 million, respectively, representing 23.4% and 18.1% of net revenue, compared to $8.9 million and $22.0 million, representing 15.9% and 14.7% of net revenue for the corresponding periods in fiscal 1997. The increase in selling, general and administrative expenses occurred in the first and second quarters of fiscal 1998 and is attributable to investments in general and administrative infrastructure, management, and marketing and sales support.

  Acquired in-process research and development: In October 1997, the Company acquired Interval Logic Corporation ("ILC") in a transaction valued at $8.5 million, accounted for as a purchase. ILC was formed in 1995 to develop advanced high-performance planning and scheduling software solutions for the semiconductor industry. At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and was deemed to be in-process research and development because of the Company's need to make significant further investments to complete development of the technology, to integrate it with the Company's existing products including the "Transnet" product line and to enable it to meet expected customer requirements. The Company recognized a charge of $8.4 million for the purchase of in-process research and development in October 1997.

  Merger costs and special charges: The Company recorded a pre-tax charge of approximately $2.1 million against earnings for the three months ended June 28, 1998, associated with the Company's restructuring plan announced July 13, 1998. The charge includes provisions for severance compensation of $1.1 million to reduce personnel by approximately 161, costs of $320,000 relating to reduction in facilities space at four locations, provisions for doubtful accounts of $500,000 and $220,000 for other contingencies. In the second quarter of fiscal 1998 ended March 29, 1998, the Company took a $4.5 million charge against earnings related to the January 22, 1998 acquisition of Equipe. Additionally, in the second quarter of fiscal 1998 the Company, to restructure its business units, took a $2.3 million charge against earnings for non-recurring costs, which included pre-tax costs of $1.7 million for two idle facilities and $600,000 for the severance of approximately 83 administrative and operations personnel.

  Other (expense) income, net: Other (expense) income, net for the three and nine months ended June 28, 1998 was ($105,000) and $467,000, respectively, as compared to $257,000 and $820,000 for the corresponding periods in fiscal 1997. Interest income for the three and nine months ended June 28, 1998 was $342,000 and $1.1 million respectively, as compared to $261,000 and $856,000 for the corresponding periods in fiscal 1997. Interest expense for the three and nine months ended June 28, 1998 was ($15,000) and ($24,000), respectively, as compared to ($6,000) and ($15,000) for the corresponding periods in fiscal 1997. In addition, non-interest other (expenses) for the three and nine months ended June 28, 1998 amounted to ($432,000) and ($616,000).

  Income tax (benefit) provision: The effective tax rate for the three and nine months ended June 28, 1998 was (35.0%) and (13.2%) as compared to 25.0% and 26.1%, respectively, for the corresponding periods in fiscal 1997. The effective tax benefit for the nine-month period ended June 28, 1998 was unfavorably impacted by the charges for acquired in-process research and development and merger and other non-recurring costs which are not fully deductible for tax purposes. This unfavorable impact was partially offset by the impact of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter S-corporations for federal income tax purposes for the three months ended December 28, 1997. The tax rate, exclusive of the acquired in-process research and development charge, merger costs and other special charges, for the three and nine months ended June 28, 1998 would have been (35.0%) and 19.6% as compared to 25.0% and 26.1% for the corresponding periods in fiscal 1997. The changes in the effective tax rates excluding these special charges, for the three and nine months ended June 28, 1998 as compared to the corresponding periods in fiscal 1997 are attributable to the fact that prior to January 1, 1998 Equipe Technologies, Inc. and E-Machine, Inc. were not subject to federal income tax due to S-corporation status.

  Net (loss) income: The net loss for the three and nine months ended June 28, 1998 was $7.8 million and $13.0 million, respectively, as compared to net income of $6.9 million and $18.3 million for the corresponding periods in fiscal 1997. Excluding special charges of $4.6 million, post-tax, the net loss for the three months ended June 28, 1998 would have been $3.2 million, $0.16 net loss per common share, as compared to net income of $6.9 million, $0.34 net income per diluted common share, in the same period in fiscal year 1997. Net income in the nine months ended June 28, 1998, excluding the acquired in-process research and development costs, the Equipe acquisition merger costs and other special charges recorded by the Company, would have been $5.9 million, $0.29 per diluted common share, as compared with net income of $18.3 million, $0.91 per diluted common share, for the corresponding period in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through private equity financings, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

  As of June 28, 1998 the Company had working capital of $94.5 million, including cash and cash equivalents of $34.5 million and short-term marketable securities of $1.3 million. Additionally, the Company had $3.3 million of non-current marketable securities at June 28, 1998.

  The total increase in cash and cash equivalents for the nine months ended June 28, 1998 was $6.9 million. Net cash provided by operating activities for the nine months ended June 28, 1998 was $21.2 million, compared to $3.3 million for the corresponding period in fiscal 1997. The net cash provided by operating activities for the nine months ended June 28, 1998 was primarily attributable to the net loss which, after adjusting for non-cash items, provided $1.7 million, and to decreases in trade accounts receivable of $38.7 and billings in excess of revenues and customer advances of $1.6 million. The sources of cash were offset partially by cash used to increase contracts in progress by $2.6 million, inventories by $3.1 million, other assets by $5.5 million, and to decrease accounts payable and other liabilities by $9.7 million. For the nine months ended June 29, 1997, net cash provided by operating activities was primarily attributable to net income of $23.4 million after adjusting for non-cash expenses, increases in accounts payable of $2.6 million and in accrued expenses and other liabilities of $6.4 million, offset in part by increases in trade accounts receivable of $15.0 million, in inventories of $8.9 million, in contracts in progress of $2.1 million, and in other assets of $2.0 million.

  Net cash used in investing activities for the nine months ended June 28, 1998 was $11.0 million as compared to $4.7 million of net cash provided by investing activities for the corresponding period in fiscal 1997. Net cash used in investing activities for the nine months ended June 28, 1998 was primarily attributable to the purchase of property and equipment of $9.8 million and the purchases, net of sales and maturities, of marketable securities of $1.5 million. Net cash provided by investing activities for the nine months ended June 29, 1997 was attributable to the net purchase, sales and maturities of marketable securities of $9.0 million, offset partially by the purchase of fixed assets of $4.3 million.

  Net cash used in financing activities for the nine months ended June 28, 1998 was $3.2 million as compared to $5.1 million for the corresponding period in fiscal 1997. Net cash used in financing activities for the nine months ended June 28, 1998 and June 29, 1997 was primarily attributable to normal dividend distributions of $4.5 million and $6.6 million, respectively, to shareholders of Equipe Technologies and E-Machine, Inc. prior to their acquisition by the Company. Both of these Equipe entities operated as S-corporations prior to the merger with the Company. In addition, net cash used in financing activities for the nine months ended June 29, 1997 included repayments of short-term bank borrowings of $900,000. These uses of cash were offset partially by proceeds from the exercise of stock options and from proceeds of the Company's Employee Stock Purchase Plan.

   At June 28, 1998, the Company had a revolving credit agreement with The Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At June 28, 1998, the LIBOR borrowing rate would have been 6.75% and the prime rate was 8.5%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on June 16, 2000. As of June 28, 1998, the Company had no borrowings under this credit agreement.

   The Company believes that existing cash and investment balances and funds available under its existing lines of credit will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by October 1, 1999. The Company is evaluating SFAS 133 to determine its impact on its consolidated financial statements.

YEAR 2000

  Computer systems and software products that were designed to accept entries of only two digits in the "year" date code field may be unable to properly process date information beyond the year 1999. Inability of the Company's products to process these dates could have a material adverse effect on its business. The Company has established a centrally coordinated project team, including representatives of each of the Company's divisions, to determine the Year 2000 readiness of the Company's products, business processes and systems. The Company has reviewed all equipment and software currently being marketed or already installed at customer sites for Year 2000 compliance. The Company expects to complete all internal and field testing and upgrades of current and installed products by the end of calendar 1998. The Company cannot presently estimate the total cost of this testing and upgrade process but does not expect it to be material. The Company is also assessing its internal systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its business associates and customers, to ensure the Company's operations are not interrupted by Year 2000 issues. The Company expects to have addressed all internal Year 2000 issues identified in this process by the end of calendar 1998. The Company is also working closely with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. Based on its investigation to date the Company does not expect the total cost of its Year 2000 assessment and remediation program to have a material adverse effect on the Company's business, results of operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

  On May 19, 1998, the Company issued 105,000 shares of Common Stock in consideration for all of the issued and outstanding stock of Chiptronix Handling Systems GmbH.

  The above issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders of the Company held on March 30, 1998, (the "Annual Meeting"), the Company's stockholders elected to fix the number of directors that shall constitute the whole Board of Directors of the Company at six and elected the following nominees as directors of the Company:

  The number of votes cast for, or withheld from, each nominee for election as director were as follows:

  Nominee                       For                  Withheld Authority
  -------------------------     ----------           ------------------
  Mordechai Wiesler             11,158,618           24,201
  Mitchell G. Tyson             11,158,558           24,261
  Amram Rasiel                  11,168,618           14,201
  Borouch B. Frusztajer         11,168,418           14,401
  Alexander V. d'Arbeloff       11,168,315           14,504
  Paul F. Rogan                 11,158,384           24,435

ITEM 5.  OTHER INFORMATION

  Under rules recently adopted by the Securities and Exchange Commission, proxies solicited by management in connection with the Company's 1999 annual meeting of stockholders may confer discretionary authority to vote on any shareholder proposal of which the Company did not have notice by January 20, 1999, or, if the date of the 1999 annual meeting of stockholders is changed by more than 30 days from March 6, 1999, by a reasonable time before the Company mails its proxy materials for such annual meeting. The Company's By-Laws further provide that a stockholder must give written notice to the Company not less than sixty days prior to the scheduled annual meeting describing any proposal to be brought before such meeting, even if such item is not be included in the Company's proxy statement relating to such meeting. Such notice requirements are set forth in Section 3.5 of the Company's By-Laws.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

 EXHIBIT
 NUMBER      DESCRIPTION
 --------    -----------

    *3.4     Amended and Restated By-Laws of the Company
    *3.5     Restated Articles of Organization of the Company
   **3.6     Articles of Amendment to the Restated Articles of Organization of
              the Company, as approved by stockholders of the Company on April 22, 1997
  ***3.7     Articles of Amendment to the Restated Articles of Organization of
              the Company, as approved by stockholders of the Company on January 16, 1998
    10.25 Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA
    10.26    Joint Venture Agreement by and between the Company and Chung
              Song Systems, Co., Ltd. and Shinsung Engineering Co., Ltd.
    10.27 Stock Purchase Agreement dated as of May 19, 1998 by and between the Company and the Shareholders of Chiptronix Handling Systems GmbH and of Chiptronix GmbH
    10.28 Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank
    27.1     Financial Data Schedule
    27.2     Financial Data Schedule

_______________
* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1,
    File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended June 29, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended
    December 28, 1997.


       b)  Reports on Form 8-K


    The Company filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on July 16, 1998. The Form 8-K reported that the Company had announced in a July 13, 1998 press release that it was undertaking a restructuring plan designed to reduce costs and expenses, including a workforce reduction of approximately 15%, and that its expected operating results for the fiscal quarter ended June 28, 1998 would be lower than previously anticipated.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PRI AUTOMATION, INC.



Date:  August 11, 1998                        By: /s/ Stephen D. Allison
                                                 --------------------------
                                              Stephen D. Allison
                                              Duly Authorized Officer and
                                              Principal Financial Officer

                                 EXHIBIT INDEX


 Exhibit
 NUMBER   DESCRIPTION
 ------   -----------


    *3.4   Amended and Restated By-Laws of the Company
    *3.5   Restated Articles of Organization of the Company
   **3.6   Articles of Amendment to the Restated Articles of Organization of
            the Company, as approved by stockholders of the Company on
            April 22, 1997
  ***3.7   Articles of Amendment to the Restated Articles of Organization of
            the Company, as approved by stockholders of the Company on January 16, 1998
    10.25 Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA
    10.26  Joint Venture Agreement by and between the Company and Chung
            Song Systems, Co., Ltd. and Shinsung Engineering Co., Ltd.
    10.27 Stock Purchase Agreement dated as of May 19, 1998 by and between the Company and the Shareholders of Chiptronix Handling Systems GmbH and of Chiptronix GmbH
    10.28 Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank
    27.1   Financial Data Schedule
    27.2   Financial Data Schedule

_______________

* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended June 29, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's
    Quarterly Report Form 10-Q, for the period ended December 28, 1997.