Form 10-K
period 1998-09-30
PRI AUTOMATION INC
filed 1998-12-22
CIK 927362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended             Commission File Number
      September 30, 1998                       0-24934

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                 Registrant's telephone number: (978) 670-4270
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's common stock, $0.01 par value per share ("Common Stock") held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 11, 1998 as reported by the Nasdaq National Market, was approximately $346,442,892. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 11, 1998, the Registrant had outstanding 19,946,299 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before January 28, 1999, are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    PRI Automation, Inc. ("PRI" or the "Company") is a leading supplier of factory automation systems for semiconductor manufacturers and OEM equipment suppliers. The Company combines advanced robotics technology with material handling systems and a broad array of integrated software to automate the manufacture of integrated circuits. The Company's mission is to provide integrated solutions of hardware, software and services that optimize the flow of silicon wafers throughout the semiconductor fabrication facility, or fab, improving the productivity of semiconductor manufacturing. PRI's products consist of overhead monorail transportation systems; work-in-process wafer storage systems and reticle storage systems; tool automation systems; material control software and scheduling and planning software; and factory simulation and other services, including project management and on-site support. PRI's automated material handling solutions increase process tool utilization and throughput by optimizing the flow of wafers to and from process tools throughout the fab.

PRODUCTS

    Consumer and business demand for electronic products with more features is requiring manufacturers of integrated circuits to package more functionality and higher performance in semiconductor devices. As device makers face greater competition, they must provide a broad range of differentiated products at ever lower costs. Additionally, the semiconductor industry appears to be preparing for the expected transition from manufacturing processes based on 200mm wafers to 300mm wafer production and manufacturing. The move to the next-generation wafer size, if it occurs as expected, will require semiconductor manufacturers to make significant capital investment in full-factory automation systems, process equipment and new facilities over the next three to five years. A new 300mm fab is expected to cost approximately $1.5-2.0 billion. Today, a full-factory 200mm automation system costs between $10-20 million, but in the 300mm fabs, semiconductor manufacturers may spend $50-75 million for a complete installation.

    Semiconductor manufacturers face significant technical and operational challenges as they seek to meet customer demand while maintaining and improving their profitability and competitive positions. The downturn in the semiconductor industry throughout 1998 has added even more pressure, as device makers face excess manufacturing capacity and increased competition. Manufacturers must look for ways to reduce their operational costs while maintaining their investment in continuously evolving technology. Semiconductor manufacturers face the following challenges:

    - achieving and maintaining high production yields;

    - improving utilization of expensive facilities and equipment; and

    - managing the logistics of an increasingly complex semiconductor fabrication process.

    The Company addresses these challenges with a fully integrated line of factory automation systems designed to automate the semiconductor fabrication process. The Company's products offer a highly flexible and scaleable design that allows customers to easily configure solutions that meet their specific requirements. The components and subsystems developed by the Company include wafer cassette and reticle storage units, overhead monorail and floor-guided delivery vehicles, robot arms and other robotic systems, tool automation components including atmospheric and vacuum wafer-handling robots, tool front-end buffering solutions, pod-door opening components and other specialized components.

    The Company has made significant investments to expand its software solutions into a key component of its integrated wafer flow strategy. There are two main components of the Company's software product set: (i) material control software products that direct and track the movement of work-in-process wafers as they move throughout the fab, and (ii) planning and scheduling software. Planning and scheduling software enables device makers to optimize their manufacturing environment by developing enterprise-wide capacity plans that support overall business objectives, and then developing manufacturing schedules to meet these overall goals.

    The Company has organized its product development and marketing and sales functions to support the needs of both the semiconductor manufacturer and the OEM equipment supplier. The Company's Factory Automation Systems Division and Software Division serve the needs of the end user customer, while the Equipe Division provides solutions for OEM equipment suppliers. Together, the three divisions enable the Company to address a wide range of automation requirements through a set of integrated products and services. In addition, the Company helps customers design the fab, plan the automation installation and simulate its functionality to verify the design prior to taking delivery of the system. The Company also provides ongoing support during and after installation.

FACTORY AUTOMATION SYSTEMS DIVISION

    INTERBAY AUTOMATION SYSTEMS

    Interbay systems move wafers throughout the factory, storing them close to where they will be processed. The Company's interbay automation products consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with the associated controllers, software and communications capabilities that provide a tightly integrated wafer flow solution. The majority of new fabs constructed since 1990 have adopted some form of interbay automation system. An interbay system includes one or more of the following components:

    - OVERHEAD MONORAIL SYSTEMS--The Company's patented AeroTrak-TM- overhead monorail transportation system provides clean and fast delivery of material from process bay to process bay.

    - AUTOMATED STORAGE AND RETRIEVAL SYSTEMS--These storage systems, or stockers, are enclosed structures that store cassettes, boxes, pods or other carriers. Stored materials are inserted or removed by robotic systems through one or more input/output ports.

    - INTERFLOOR AND INTERBUILDING TRANSPORT SYSTEMS--Interfloor and interbuilding transport systems permit the transport of wafers between different floors of a fab, or between two separate fabrication facilities or buildings.

    Prices for the Company's interbay systems range from approximately $3,000,000 to $15,000,000 or higher, based on the length of monorail track, the number and type of vehicles and stockers, optional features selected and software and services required.

    INTRABAY AUTOMATION SYSTEMS

    The Company's intrabay products move wafers from storage systems to individual process tools. The Company believes that intrabay automation represents an area of potential growth as more customers adopt this technology to improve the throughput of process bays. In addition, the shift to 300mm wafers will require the extensive adoption of intrabay automation. A fully loaded 300mm wafer pod weighs approximately 18 pounds and is too heavy for operators to carry by hand. Manufacturers have already acknowledged that they will have to move to a fully automated production environment that includes intrabay automation in 300mm fabs.

    An intrabay system includes one or more of the following components:

    - MACHINE LOADING ROBOT VEHICLES ("MLRVS")--MLRVs are floor-guided vehicles utilizing a track system embedded in the floor of the process bay that transport material to and from the process tool.

    - OVERHEAD HOIST TRANSPORT SYSTEMS ("OHTS")--OHTs are overhead monorail transport systems that retrieve wafer pods from a stocker and deliver them directly to a SEMI-compliant E15 loadport at the process tool. The Company believes this will be the preferred method of intrabay automation in 300mm fabs.

    - AUTOMATED GUIDED VEHICLES ("AGVs") AND PEOPLE GUIDED VEHICLES ("PGVs")--The AGV is suited for applications where the process bay floor space is not critical. The PGV provides a convenient manual backup system to existing automated material handling systems installed in the process bay.

    - CELL AUTOMATION SYSTEMS--These systems are designed to automate the transfer of materials among a group of functionally related process tools.

    Prices for the Company's intrabay systems range from approximately $150,000 for automation of a simple cell to approximately $5,000,000 for an intrabay system incorporating either a floor-guided robotic vehicle or an overhead hoist transportation system.

    LITHOGRAPHY AUTOMATION SYSTEMS

    The Company's lithography material handling systems automate the storage, retrieval, tracking, and delivery of reticles and wafers within the lithography bay. Reticles are glass plates containing the device images that are projected onto wafers during the lithography process. Since the lithography bay paces overall fab output, productivity improvements in the lithography bay improve overall fab throughput and work-in-process management. The Company is the leading supplier of reticle management systems and is developing additional systems and components to improve operations in new and existing lithography bays. As semiconductor manufacturing technology advances, lithography and reticle costs are increasing dramatically, expanding the need for automation to improve utilization and productivity.

EQUIPE DIVISION

    In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe" or the "Equipe Combined Companies"). The Equipe Division provides robotic systems that automate the transfer of wafers to, from, and within process tools in the fab. The primary customers for these solutions are process tool equipment suppliers, or OEMs. The automation systems are typically integrated directly into the OEM's product before shipment to the end user. Major system components include:

    - ATMOSPHERIC WAFER-HANDLING SYSTEMS--The Equipe Division is the industry's leading supplier of atmospheric wafer-handling systems. Atmospheric wafer-handling robots remove wafers from pods and cassettes and align them prior to placement into the process tool chamber.

    - VACUUM WAFER-HANDLING SYSTEMS--Vacuum wafer-handling systems automate wafer-handling within the process tool. A significant portion of wafer processing is done inside vacuum chambers requiring specially designed wafer-handling robots and components that can function in a vacuum environment.

    - SYSTEM CONTROL SOFTWARE--The Equipe Division provides the required system software to integrate and control the wafer-handling robots with the OEM's system.

    - SYSTEM CONTROL HARDWARE--The Equipe Division provides and integrates the system electrical input/ output (I/O) control into the overall product, allowing OEMs to quickly bring new process technology on-line.

    - TOOL FRONT-END BUFFERING SYSTEMS--Tool front-end buffering systems provide the storage of work-in-process wafer cassettes or SMIF-pods directly at the process tool front-end.

    - POD DOOR OPENERS ("PDOs")--Pod door openers provide a method for opening front opening unified pods ("FOUPs") and allowing the atmospheric robot to remove wafers from the FOUP.

    - SPECIALTY WAFER-HANDLING SYSTEMS--In addition to the above products, the Equipe Division provides other wafer-handling systems to meet a wide variety of customer requirements. These include specially designed robots capable of handling wafers under wet processing conditions, new copper interconnect processing technologies and other robotic wafer-handling components.

    These systems and components can be integrated to form a complete wafer-handling solution. Providing these automation solutions directly to process tool manufacturers allows OEMs to focus resources on the development of differential process technology rather than on standard automation solutions. The Equipe Division's products range in price from approximately $20,000 to $500,000, depending on functionality.

SOFTWARE DIVISION

    As more of the manufacturing becomes automated, the Company believes that software will play an increasingly important role in a manufacturer's ability to improve the productivity of its overall fab operations. The Company's software products address the two most important aspects of wafer flow logistics and are tightly coupled with the Company's automated material handling systems. Material control software tracks and directs the movement of wafers throughout the fab. Advanced planning and scheduling software allow manufacturers to develop capacity plans and work-flow schedules to meet their business objectives. The Software Division is responsible for developing and marketing the following products:

    - TRANSNET-TM- SOFTWARE--TransNet is a fully integrated software solution for automating material flow throughout the fab. TransNet is integrated with PRI's existing family of material handling products, including stockers, AeroTrak transport and intrabay automation components, providing management and control of wafer flow material handling.

    - LEVERAGE-TM- ADVANCED PLANNING AND SCHEDULING SOFTWARE--The Company's Leverage-TM- for Planning and Leverage-TM- for Scheduling software products under development are expected to enable customers to develop capacity plans and work-flow schedules, allowing them to optimize fab operations and quickly react to their changing business requirements.

    In addition, on November 24, 1998, the Company announced a definitive agreement to acquire Promis Systems Corporation Ltd. (Promis) of Toronto, Canada. Promis is a leading supplier of manufacturing execution systems, or MES, software that controls the key process and routing data in the fab and coordinates all the manufacturing elements. The acquisition is expected to be completed during the first quarter of calendar year 1999. The Company expects the addition of MES software to its other software products to greatly enhance the Company's ability to deliver a complete software solution to manufacturers.

AUTOMATION SERVICES

    In addition to its hardware and software products, the Company provides various services that are essential to the success of large-scale factory automation projects. These include automation planning and design services to assist customers in assessing their automation needs, developing and implementing an automation plan and executing computerized simulation of automation performance, as well as project management services to assist customers in carrying out large-scale factory automation projects.

RESEARCH AND DEVELOPMENT

    Research and development of promising technologies and products is vital to the success of the Company. The Company expended $37,137,000, $29,214,000 and $19,488,000 on research and development in fiscal years 1998, 1997 and 1996, representing 20.9%, 13.7% and 13.4% of its net revenue for such periods, respectively. The Company is developing products intended to maintain the Company's leading position in providing fully integrated factory automation systems.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company markets, sells and services its products to semiconductor manufacturers and OEM equipment suppliers worldwide through its own sales and service organizations. In North America, the Company sells its products through a direct sales force operating out of its headquarters in Billerica, Massachusetts and regional offices located in Arizona, California, Texas, New Mexico and Oregon. Outside North America, the Company's products are sold and supported by the Company's direct sales and technical support organization with offices in the United Kingdom, France, Germany, Ireland, Israel, Switzerland, Taiwan, South Korea, Singapore and Japan. For additional information regarding the Company's export sales, see Note M to the Notes to Consolidated Financial Statements included in this Report, entitled "Significant Customers and International Net Revenue."

    The Company provides extensive support to its customers. These services can range from telephone hot-line support, providing for a 48-hour response time, to full-time on-site customer service provided by Company personnel based at the customer's facility. Fees are based upon the type of service and number of Company personnel required. The Company provides a continuous quality improvement program that enhances customer support through data collection, root cause analysis and other information used by customers to improve the performance of their automation systems. The Company maintains a fully staffed and equipped training center in its Billerica, Massachusetts headquarters to support the training requirements of its customers.

MANUFACTURING

    The Company's manufacturing operations take place in Billerica, Massachusetts and in Mountain View, California. The Company's manufactured products consist of standard components which are customized to meet unique customer requirements. Primary manufacturing operations include assembly and test with most fabrication outsourced to key suppliers. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Completed systems are subjected to functional testing prior to shipment.

    The Company's manufacturing department is responsible for managing the transition of new products from engineering to production, and for improving manufacturing efficiency. The Company operates a "concurrent engineering" process to provide an effective integration of disciplines from design through manufacturing, acceptance testing and installation. The Company's objective is not only to meet customers' tight delivery deadlines, but to ensure that products are designed with "manufacturability" in mind, enhancing their reliability, serviceability and support.

    The Company has implemented quality control ("QC") and quality assurance ("QA") processes based on Total Quality Management principles. QC is maintained through incoming inspections of components, and in-process inspection and testing of subassemblies. After all manufacturing operations are completed through final assembly, the Company's QA personnel perform final test and acceptance of each system to make sure that it meets product specifications and quality standards before it is shipped to the customer.

    The Company has implemented a Supplier Excellence Program to assist management in qualifying and selecting external suppliers. By more effectively managing its outsourcing practices, the Company can leverage the capitalization and technical capabilities of its manufacturing partners and provide the

Company with the necessary flexibility for optimum capacity utilization. Our Commodity Management Group works closely with design and manufacturing engineering to provide multiple sources for most components.

CUSTOMERS

    The Company's customers include most of the leading semiconductor manufacturers and OEM equipment suppliers in the U.S., Europe and Taiwan. The Company's customer base has become more diversified and includes leading manufacturers of ASICs, microprocessors and DRAMs as well as process technology companies. Historically, a significant portion of the Company's revenue in any particular period has been attributable to sales to a limited number of customers. The Company intends to continue to expand its global operations to better support its growing worldwide customer base.

    The Company's largest customers change from year to year, as large projects are completed and new projects are initiated. In fiscal year 1998, Intel and Advanced Micro Devices accounted for 22% and 10% of the Company's net revenue, respectively. In fiscal year 1997, Intel accounted for 36% of net revenue. In fiscal year 1996, Intel accounted for 29% of net revenue. At September 30, 1998, Intel and Motorola accounted for 26% and 14% of the Company's backlog, respectively.

BACKLOG

    The Company competes for different types of contracts including fab expansions, retrofits to existing fabs, new fab construction projects, atmospheric and vacuum wafer-handling systems, automated material flow software and advanced planning and scheduling software. The Company's backlog at September 30, 1998 was approximately $52,120,000, compared to approximately $141,062,000 at September 30, 1997. The Company includes in its backlog only those customer orders for products, spare parts and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. OEM and software products typically have shorter backlog cycle times than do factory automation products. The Company anticipates that as the Company's range of products continues to diversify, backlog will become less meaningful as an indicator of future revenue.

COMPETITION

    The Company faces intense competition worldwide from one principal competitor, the Clean Factory Automation Division of Daifuku Co., Ltd., a Japanese manufacturer of factory automation systems. The Company also from time to time, competes with Shinko Electronics Company, Murata Machinery Ltd. and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The Company's Equipe Division competes with a number of wafer handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation, as well as other smaller robotics companies. The Company's Software Division competes with a number of suppliers of automated scheduling and planning software.

    The principal elements of competition in the Company's markets include product performance, quality, supplier track record and stability, customer service and support, delivery capability, and price. Product performance criteria include cleanliness, reliability, footprint, cost of ownership, throughput and flexibility.

    The Company believes that as the semiconductor equipment market matures, major semiconductor manufacturers are becoming increasingly concerned with delays in production start-up and quality and reliability problems attributable to factory automation systems. Additionally, manufacturers are looking for ways to limit their dependence upon multiple suppliers, thereby reducing the associated integration risks from different suppliers' equipment that result in longer times to fab start up. As a result, manufacturers are reducing their supplier base by purchasing products from companies with a broader set of products to meet more of their manufacturing requirements.

    While new competitors could enter the semiconductor factory automation market with technically superior products, the Company believes it has a competitive advantage associated with its broad product range, as well as its experience in managing large scale factory automation projects, its knowledge of automation applications, specialized manufacturing skills and customer support infrastructure. However, existing or future competitors, particularly those with greater resources than the Company, could overcome these competitive advantages.

INTELLECTUAL PROPERTY RIGHTS

    The Company protects its technologies through technical innovation and patents. The Company also relies on legal principles restricting the unauthorized disclosure or use of trade secrets, as well as confidentiality and non-disclosure agreements where appropriate. The Company holds a patent relating to certain key elements of its AeroTrak-TM- monorail system, which forms an important component of the Company's interbay automation systems. This patent expires in 2007. As a result of its acquisition of Equipe, the Company also holds a patent for a precision robot apparatus. This patent expires in 2010.

    In 1998, the Company received a patent for a wafer transfer system that expires in 2017. The Company has received additional patents and continues to pursue patent protection for its proprietary technology; however, the Company believes that its success will depend more upon its technological expertise and the capabilities of its employees than upon protection through the legal system of its intellectual property rights. Foreign intellectual property laws may not protect the Company's intellectual property rights.

EMPLOYEES

    The Company strives to create a stimulating and rewarding work environment that will attract and retain a bright and motivated workforce. The Company believes that its attrition rate has been below the industry norm for companies in the semiconductor capital equipment industry. At September 30, 1998, the Company had 1,010 full-time employees. In addition, the Company utilizes the services of temporary or contract personnel within certain functional areas to assist on project related activities. The number of such personnel varies depending on specific project activity. At September 30, 1998, the Company employed 75 temporary or contract personnel. The Company had two reductions in force during fiscal year 1998, totaling 244 personnel or approximately 19% of the Company's workforce. Substantially all employees have stock options that provide for vesting over a period of time. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in a 122,342-square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2001, and provides for average annual lease payments of approximately $563,000. The Company also leases three additional facilities, with lease expiration dates in 2000 and 2001, in Billerica, Massachusetts with a combined 117,100 square feet and average annual lease payments of approximately $439,000. These facilities are principally used by the Company's Factory Automation Systems Division for engineering and manufacturing. The Company also leases facilities in Dallas, Texas; Mesa, Arizona; Menlo Park and Mountain View, California; as well as South Korea, Taiwan, Singapore, France, Germany, Switzerland and Japan, under leases with expiration dates ranging from March 1999 to March 2007. Approximately 20,000 square feet of leased facilities were idle at September 30, 1998. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company may be involved in certain legal proceedings incidental to its normal business activities. There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock is traded on the National Market System of the Nasdaq Stock Market under the trading symbol PRIA. There were 293 holders of record of the Company's common stock as of December 4, 1998. The Company estimates that there are a substantial number of additional beneficial owners that hold stock in nominee or "street name" through brokerage firms. The following table sets forth the high and low sales prices for the Company's common stock as reported on the Nasdaq Stock Market for each quarter during the two-year period ended September 30, 1998 (adjusted to give retroactive effect for a two-for-one stock split effective May 2, 1997 for shareholders of record as of April 22, 1997):

                                                   1(ST) QUARTER   2(ND) QUARTER   3(RD) QUARTER   4(TH) QUARTER
                                                   --------------  --------------  --------------  --------------
Fiscal 1998......................................  $  27.25-55.81  $  23.62-37.00  $  14.06-28.38  $  10.44-17.88
Fiscal 1997......................................  $  14.75-26.00  $  22.06-32.31  $  21.56-41.25  $  37.44-58.50

    The Company has never paid cash dividends on its common stock. The current policy of the Board of Directors is to retain all earnings to reinvest for the continued growth of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein. In connection with the acquisition of Equipe in fiscal 1998, accounted for as a pooling of interests, all prior period financial data has been restated to include the impact of the Equipe Combined Companies. The selected financial data as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 are derived from consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP. The selected financial data as of September 30, 1996, 1995 and 1994 and for each of the two years in the period ended September 30, 1995 are derived from consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP and not included herein. As of and for the years ended September 30, 1996, 1995 and 1994, selected financial data include the results of the Equipe Combined Companies, which were audited by independent accountants other than PricewaterhouseCoopers LLP.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS:
  Net revenue.........................................  $  178,193  $  213,159  $  145,750  $   92,632  $  47,479
  Gross profit (1)....................................      56,466      94,896      70,948      45,793     20,530
  Operating (loss) profit (1)(2)......................     (32,877)     34,350      30,737      21,663      4,766
  Net (loss) income (1)(2)............................     (23,942)     26,572      26,015      18,789      3,059
  Net (loss) income per common share:(1)(2)(3)
    Basic.............................................       (1.22)       1.39        1.40        1.20       0.30
    Diluted...........................................       (1.22)       1.32        1.33        1.09       0.28
BALANCE SHEET:
  Total assets........................................  $  144,577  $  172,479  $  131,543  $  103,484  $  24,921
  Long-term obligations, less current portions........          75         204          78         150      4,144
  Series A redeemable convertible preferred stock
    (4)...............................................          --          --          --          --      4,063

------------------------

(1) For the year ended September 30, 1998, reflects charges of $13,987,000 for inventory and warranty provisions.

(2) For the year ended September 30, 1998, reflects charges of $8,417,000 for the purchase of incomplete technology from the acquisition of Interval Logic Corporation, merger costs of $4,490,000 related to the acquisition of Equipe and other special charges of $5,601,000 related to workforce reductions, lease abandonments and other charges incurred in consolidating the Company's business unit structure. See Note Q of Notes to Consolidated Financial Statements.

(3) Reflects a two-for-one stock split effective May 2, 1997 for shareholders of record as of April 22, 1997.

(4) All outstanding Series A Redeemable Convertible Preferred Stock was converted into common stock in connection with the Company's initial public offering in October 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's financial condition and results of operations and includes the Equipe Combined Companies ("Equipe"), acquired in fiscal 1998 and accounted for as a pooling of interests.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

                                                                                                      1998     1997     1996
                                                                                                      -----    -----    -----
Net revenue.........................................................................................  100.0%   100.0%   100.0%
Cost of revenue.....................................................................................   68.3     55.5     51.3
                                                                                                      -----    -----    -----
Gross profit........................................................................................   31.7     44.5     48.7
Operating expenses:
  Research and development..........................................................................   20.9     13.7     13.4
  Selling, general and administrative...............................................................   18.9     14.7     14.2
  Acquired in-process research and development......................................................    4.7       --       --
  Merger costs and special charges..................................................................    5.7       --       --
                                                                                                      -----    -----    -----
Operating (loss) profit.............................................................................  (18.5)    16.1     21.1
Other income, net...................................................................................    0.6      0.6      1.4
                                                                                                      -----    -----    -----
(Loss) income before income taxes...................................................................  (17.9)    16.7     22.5
(Benefit from) provision for income taxes...........................................................   (4.5)     4.2      4.7
                                                                                                      -----    -----    -----
Net (loss) income...................................................................................  (13.4)%   12.5%    17.8%
                                                                                                      -----    -----    -----
                                                                                                      -----    -----    -----

FISCAL 1998 VS. FISCAL 1997

    NET REVENUE: Net revenue for fiscal year 1998 decreased to $178,193,000, compared to $213,159,000 for fiscal year 1997. This overall decrease is attributable to the downturn in the worldwide semiconductor industry which resulted in a significant slowdown in the construction or expansion of semiconductor fabs. The decrease was partially offset by increased shipments, resulting from increased design wins, of both 200mm and 300mm tool automation products to OEM semiconductor equipment manufacturers. Net export sales to customers comprised $59,515,000 or 33.4% of revenue for fiscal year 1998, compared to $97,388,000 or 45.7% of net revenue for the prior fiscal year.

    GROSS PROFIT: The Company's gross profit margin decreased to 31.7% for fiscal year 1998, compared to 44.5% for the prior fiscal year. The reduction in margin was caused by changes in product mix as well as excess capacity and related manufacturing costs that could not be reduced proportionally with the decline in production volume. Furthermore, the industry downturn increased competitive pricing pressure. Additionally, there were $13,987,000 in charges during the fiscal year related to inventory and warranty provisions. Excluding these charges, the gross profit margins would have been 39.5%.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased to $37,137,000 or approximately 20.9% of net revenue for fiscal year 1998, compared to $29,214,000 or 13.7% of net revenue for the prior fiscal year. The increase in the dollar amount of research and development spending reflects the Company's continued investment in new product developments and enhancements of existing products. The Company continued to invest in the development of 200mm and 300mm products throughout the tool automation and factory automation product lines and advanced planning and scheduling software products. The Company believes that these investments are critical to maintaining and improving its market share.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased to $33,698,000 or 18.9% of net revenue for fiscal year 1998 compared to $31,332,000 or 14.7% of net revenue for the prior fiscal year. During the second half of fiscal 1998, the Company reduced its operating expenses by 16%, compared with operating levels during the first half of fiscal 1998. The Company had two reductions in force totaling approximately 19% of the work force. Additionally, the Company reduced a proportionate level of office space.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT: On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

    At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. At the time of the acquisition, the fair value of $8,417,000 of the acquired technology that had not reached technological feasibility was expensed as in-process research and development. The significant further investments in development required and currently underway to meet expected customer requirements is anticipated to be completed in the third quarter of fiscal year 1999. This effort is estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. This project includes completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise.

    MERGER COSTS AND SPECIAL CHARGES: During fiscal year 1998 the Company incurred certain special charges. In the second quarter of fiscal year 1998, the Company acquired Equipe in a transaction accounted for as a pooling of interests. Direct acquisition costs, primarily related to legal, investment banking, and accounting fees, amounted to $4,490,000 and were charged against the results of operations in the quarter. Additionally, during the second, third and fourth quarters of fiscal 1998, the Company recorded restructuring and other special charges of $5,601,000. The Company restructured its operations in response to market conditions and in order to integrate the Equipe operations. The special charges primarily included provisions for severance compensation of $1,910,000 resulting from terminations of approximately 244 personnel completed in 1998, costs of $2,943,000 relating to reductions of leased facilities space and a non-cash write-down of specialized demonstration equipment for a particular customer of $528,000 associated with the closure of the customer training site that is not usable elsewhere. At September 30, 1998, $634,000 of restructuring charges remained in accrued expenses associated with the severance and lease reductions totaling $4,853,000. The employee severance and lease reduction costs are considered restructuring charges. The Company expects the remaining accrued restructuring costs of $634,000 at September 30, 1998 to be paid by the end of fiscal 1999.

    OPERATING (LOSS) PROFIT: As a result of the decline in revenue and the other foregoing factors, for fiscal year 1998 the Company experienced an operating loss of $32,877,000, or negative 18.5% of net revenue, compared to an operating profit of $34,350,000, or 16.1% of net revenue for the prior fiscal year.

    OTHER INCOME, NET: Other income, net in fiscal 1998 was $1,049,000 or 0.6% of net revenue, compared to $1,204,000 or 0.6% of net revenue for the prior fiscal year. Interest income was $1,617,000 and

$1,241,000 for fiscal 1998 and 1997, respectively, and interest expense for the years ended September 30, 1998 and 1997 amounted to $58,000 and $37,000, respectively. While net interest income increased in fiscal 1998 due to higher average cash and investment balances, this income was offset by increases in other expenses experienced in fiscal 1998.

    (BENEFIT FROM) PROVISION FOR INCOME TAXES: The income tax benefit for fiscal year 1998 was $7,886,000, compared to a provision of $8,982,000 for the previous fiscal year. The effective tax rate reflects a 24.8% benefit for fiscal year 1998 compared to a 25.3% provision for the prior fiscal year. The change is primarily due to the charges for acquired in-process research and development and merger costs, which are not fully deductible for tax purposes, and the fact that two of the Equipe Combined Companies were not subject to federal income tax prior to January 1, 1998 due to their S-corporation status. The Company has recognized a net deferred tax asset of $8,391,000 at September 30, 1998. The Company believes it is more likely than not that its total net deferred tax asset of $8,391,000 will be realized.

FISCAL 1997 VS. FISCAL 1996

    NET REVENUE: Net revenue for fiscal year 1997 increased to $213,159,000, compared to $145,750,000 for fiscal year 1996. This increase resulted from greater market acceptance of, and demand for, the Company's flexible factory automation and tool automation systems, as a result of semiconductor manufacturers' continuing upgrades and expansion of existing fabrication facilities and construction of new facilities, and from the Company's growth in Europe and in the Asia Pacific region. Net export sales to unaffiliated customers comprised $97,388,000 or 45.7% of net revenue for fiscal year 1997, compared to $22,457,000 or 15.4% of net revenue for the prior fiscal year. The increase is primarily due to the Company's expansion into both Europe and the Asia Pacific region.

    GROSS PROFIT: The Company's gross profit margin decreased to 44.5% for fiscal year 1997, compared to 48.7% for the prior fiscal year. The decrease is primarily attributable to increased costs associated with the support of global expansion and reduced prices to compete in the Asia Pacific region.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased to $29,214,000 or 13.7% of net revenue for fiscal year 1997, compared to $19,488,000 or 13.4% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflected the increase in personnel and materials expense in response to the increased demand for new products and new product enhancements in both factory automation and tool automation.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased to $31,332,000 or 14.7% of net revenue for fiscal year 1997, compared to $20,723,000 or 14.2% of net revenue for the prior fiscal year. The increase in dollar amount primarily reflected the increase in personnel, commissions and related expenses associated with higher sales volume, expansion of the Company's marketing, market research and communications programs and increased sales and marketing efforts in support of the Company's global expansion.

    OPERATING PROFIT: As a result of the foregoing factors, operating profit for fiscal year 1997 increased to $34,350,000 or 16.1% of net revenue, compared to $30,737,000 or 21.1% of net revenue for the prior fiscal year.

    OTHER INCOME, NET: Other income, net decreased to $1,204,000 or 0.6% of net revenue, compared to $2,078,000 or 1.4% of net revenue for the prior fiscal year. The decrease is largely attributable to reduced interest income from lower average cash balances during fiscal 1997.

    PROVISION FOR INCOME TAXES: The income tax provision increased to $8,982,000 for fiscal year 1997 as compared to $6,800,000 for the prior fiscal year. The effective tax rate increased for fiscal year 1997 to 25.3% as compared to 20.7% for the prior fiscal year. This effective tax rate is based on the fact that Equipe Technologies and a related company acquired by the Company were not subject to federal income taxes prior to the acquisition due to S-corporation status. The S-corporation income was higher in fiscal year 1996 than in fiscal year 1997 resulting in a lower effective tax rate in fiscal year 1996. Elimination of certain valuation allowances placed against certain deferred tax assets also contributed to the decrease in the effective tax rate in fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

    At September 30 1998 the Company had working capital of $89,835,000. In fiscal year 1998, cash and cash equivalents increased by $18,824,000 to $48,208,000. Net cash provided by operations was $31,890,000, compared to $2,153,000 in fiscal 1997. The net cash provided by operating activities was primarily attributable to decreases in accounts receivable of $46,219,000, to decreases in contracts in progress of $6,446,000, to increases in billings in excess of revenues and customer advances of $5,753,000 and to the net loss which, after adjusting for non-cash items, provided $2,336,000. This was partially offset by cash used to reduce accounts payable and accrued expenses of $16,973,000, increases in inventories of $5,739,000 and increases in other assets of $6,152,000.

    Net cash used by investing activities was $8,708,000 in fiscal 1998, compared to net cash provided of $2,410,000 in fiscal 1997. The net cash used by investing activities was primarily attributable to the purchases of property and equipment of $12,082,000, offset by proceeds from the net sales and maturities of investments in marketable securities of $3,104,000.

    Net cash used in financing activities was $4,115,000 in fiscal 1998, compared to $4,069,000 used in fiscal 1997. The net cash used in financing activities was primarily attributable to distributions of $4,507,000 to shareholders of Equipe Technologies and a related company under S-corporation status and repayments of capital lease obligations and borrowings under lines of credit of $2,103,000, offset partially by proceeds from exercise of stock options and the Company's Employee Stock Purchase Plan of $2,495,000.

    At September 30, 1998, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The revolving credit agreement expires on June 16, 2000. At September 30, 1998, the Company was not in compliance with certain of the required covenants but subsequently obtained a waiver from the Bank. The Company plans to pursue future waivers as necessary from the Bank beginning on the next measurement date of December 27, 1998.

    The Company believes that existing cash and investment balances and funds available under its existing revolving credit facility will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

    The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's demand for capital expenditures, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

    In addition to the risks and uncertainties posed by the cyclicality of the semiconductor industry, the Company faces the following risks and uncertainties: the lengthy sales cycle for the Company's products, and the consequent need to invest substantial resources on sales efforts with no assurance that a sale will result; the Company's dependence on a limited number of customers; delays in the expected transition to 300mm manufacturing technology; the Company's ability to manage growth in periods of fluctuating demand; the Company's ability to successfully integrate recently acquired businesses into its operations; risks associated with a substantial and increasing percentage of sales to customers in other countries; intense competition from Daifuku Co., Ltd. and others; the Company's ability to introduce new products and technologies on a timely basis; delays in introducing new products and systems or in manufacturing products and systems able to meet the complex technical requirements of customers; dependence on sole-source suppliers or on a limited number of suppliers for components or specialized processes; the ability to protect the Company's intellectual property and the risk that others could assert intellectual property claims against the Company; dependence on key executive officers and employees; and risks associated with the Asian financial crisis. The current economic and financial uncertainty in certain Asian countries has delayed some orders from customers in these countries, and could cause future delays and cancellations. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The Company has not yet determined the impact of adoption of FASB Statement No. 130.

    In June 1997, the FASB issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FASB Statement No. 14, "Financial

Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and also requires entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company has not yet determined the impact of adoption of FASB Statement No. 131.

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition but does provide more guidance, particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company does not expect the statement to have a material impact on its financial position or results of operations.

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company does not expect the statement to have a material impact on its financial condition and results of operations.

SUBSEQUENT EVENTS

    On November 24, 1998, the Company agreed to acquire Promis Systems Corporation Ltd., ("Promis"), a Toronto-based Canadian corporation traded on The Toronto Stock Exchange. Promis is a leading developer of manufacturing execution systems, or MES, software for semiconductor and precision electronics manufacturers. Under the terms of the agreement, the Company will issue approximately 1.7 million shares of common stock in exchange for all of the outstanding shares of Promis. The acquisition is intended to be accounted for as a pooling of interests and is expected to be completed during the first calendar quarter of 1999, subject to, among other things, regulatory approvals and the approval of the shareholders of Promis.

YEAR 2000

GENERAL

    Many computer systems and software products are expected to experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. Inability of the Company's products, or of products and systems on which the Company relies, to process these dates could have a material adverse effect on the Company's business. The Company has implemented a company-wide Year 2000 Project (the "Project") with the objective of minimizing the impact of Year 2000 issues on its products, services, infrastructure, and internal business support applications. The Project's goals are to ensure Year 2000 readiness and compliance for: (i) all of the Company's products; (ii) all business systems that are used by the Company; and (iii) all critical business services or products provided to the Company by its vendors.

PROJECT

    The Company has created and is currently implementing a plan intended to ensure that all of the Company's processes and systems have been assessed, tested and made Year 2000 compliant. The Company engaged the services of an information technology consulting firm to assist in the program management of the Project, and has created a Project Team which includes representatives from each of the Company's divisions. The Year 2000 Project has been in operation since 1997 and is proceeding on schedule.

    The Project is addressing the impact of Year 2000 on Company products, internal IT systems, internal non-IT systems, and systems and products of the Company's suppliers and other third parties. The steps in completing the project are: (1) identify software systems and products that pose potential Year 2000 issues; (2) assess the Year 2000 readiness of each item identified; (3) develop and implement programs that will achieve Year 2000 compliance; (4) test to verify compliance; and (5) develop contingency plans as required.

    At September 30, 1998, the Project is in various stages of progress as discussed below:

    - PRI PRODUCTS: The Company is in the process of completing the testing and verification portion of the project for all of its products. This segment of the Project is on schedule and is expected to be completed by early 1999.

    - INTERNAL IT SYSTEMS: The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company's operations will be interrupted by Year 2000 issues. The Company is currently in the process of testing and verifying Year 2000 compliance of its internal IT systems. This segment of the Project is on schedule and is expected to be completed by June 30, 1999.

    - INTERNAL NON-IT SYSTEMS: Internal non-IT systems include telecommunications systems, security systems, HVAC systems and utilities. Testing of these systems is ongoing and is expected to be completed by March 30, 1999.

    - SUPPLY CHAIN: The Company has been working with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. The Company's inquiry and assessment of their Year 2000 readiness is ongoing and is expected to be completed in early 1999.

COSTS

    Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $250,000. The total amount charged to expense through September 30, 1998 was approximately $130,000. The remaining amounts are expected to be spent during 1999.

RISK

    The Project is intended to reduce the Company's risk of experiencing significant Year 2000 problems. Based on the progress that the Company has made to date in addressing its Year 2000 issues, and its plan and timetable to complete the Project, the Company does not anticipate significant interruption of normal operations. The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by the Company. To the extent that the Company's internal systems, or products and services obtained from third parties, are found not to be Year 2000 compliant, the Company could face disruptions in its business which could, in turn, cause delays in meeting production and shipping goals and could divert significant management resources.

    To minimize potential disruptions, the Company intends to adopt a contingency plan, if deemed necessary, to address any issues raised during the completion of the assessment and testing phases of the Project. Because no specific instance of material Year 2000 non-compliance has been discovered to date, the Company has not adopted a contingency plan to deal with Year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and Financial Statement Schedules as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 are included in Items 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before January 28, 1999 (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Financial Statements

Reports of Independent Accountants

Consolidated Balance Sheets as of September 30, 1998 and 1997

Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

    The following financial statement schedule is incorporated in this report on page S-1:

Schedule II -- Valuation and Qualifying Accounts

    Schedules not included herein are omitted because they are not applicable or the required information appears in the consolidated financial statements or notes thereto.

    (3) Exhibits

EXHIBIT
 NUMBER                                                    DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      3.1    Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration
             Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).

      3.2    Restated Articles of Organization (filed as Exhibit 3.5 to the Company's Registration Statement on Form
             S-1, File No. 33-81836, and incorporated herein by reference).

      3.6    Articles of Amendment to the Restated Articles of Organization (filed as Exhibit 3.6 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 and incorporated herein by reference).

      3.7    Articles of Amendment to the Restated Articles of Organization of the Company (filed as Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

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

EXHIBIT
 NUMBER                                                    DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

     10.21   Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe Japan, Ltd. (filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on
             November 10, 1997, and incorporated herein by reference).

     10.22   PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of the Company, as amended (filed as Exhibit
             10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference).

     10.23   Lease agreement dated as of November 1, 1997 by and between the Company and M/A-COM, a Division of AMP
             Incorporated (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference).

     10.24   Lease agreement dated as of March 9, 1998 by and between the Company and Lincoln-Whitehall Realty,
             L.L.C. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 29, 1998 and incorporated herein by reference).

     10.25   Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit
             10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

     10.26   Joint Venture Agreement by and between the Company and Chung Song Systems, Co., Ltd. and Shinsung
             Engineering Co., Ltd. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 28, 1998 and incorporated herein by reference).

     10.27   Stock Purchase Agreement dated as of May 19, 1998 by and between the Company and the Shareholders of
             Chiptronix Handling Systems GmbH and of Chiptronix GmbH (filed as Exhibit 10.27 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

     10.28   Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan
             Bank (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
             28, 1998 and incorporated herein by reference).

     21.1    List of Subsidiaries of the Company**

     23.1    Consent of PricewaterhouseCoopers LLP**

     23.2    Consent of Ernst & Young LLP, Independent Auditors**

     23.3    Report of Ernst & Young LLP, Independent Auditors, dated November 19, 1997**

EXHIBIT
 NUMBER                                                    DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     27.1    Financial Data Schedule**

     27.2    Financial Data Schedule**

     27.3    Financial Data Schedule**

------------------------

*   management contracts and compensatory arrangements

**  filed herewith

(B) REPORTS ON FORM 8-K

    On July 16, 1998 the Company filed a Current Report on Form 8-K. The Company attached as an exhibit to that report a press release announcing its restructuring plan and its financial results for the fiscal quarter ended June 28, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PRI Automation, Inc.:

    In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows and accompanying financial statement schedule present fairly, in all material respects, the financial position of PRI Automation, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Equipe Combined Companies for the year ended December 31, 1996, which statements reflect net revenues of $35,066,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Equipe Combined Companies for the year ended September 30, 1996 is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and accompanying financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 13, 1998, except for the information in the first paragraph of Note K and Note T which is as of December 18, 1998 and November 24, 1998, respectively

                              PRI AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                            ASSETS

Current assets:
  Cash and cash equivalents.............................................  $  48,208  $  29,384
  Marketable securities.................................................         --      2,642
  Trade accounts receivable, less allowance for doubtful accounts of
    $3,151 at 1998 and $1,600 at 1997...................................     24,887     71,549
  Contracts in progress.................................................      9,017     15,463
  Inventories...........................................................     27,494     34,117
  Deferred income taxes.................................................      7,832      1,012
  Other current assets..................................................      6,892      2,658
                                                                          ---------  ---------
    Total current assets................................................    124,330    156,825
Property and equipment, net.............................................     17,122     12,794
Marketable securities...................................................         --        506
Deferred income taxes...................................................        559        475
Other assets, net.......................................................      2,566      1,879
                                                                          ---------  ---------
    Total assets........................................................  $ 144,577  $ 172,479
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................  $  11,955  $  21,564
  Accrued expenses and other liabilities................................     13,205     11,811
  Income taxes payable..................................................         --      5,953
  Line of credit........................................................         11      1,769
  Current portion of obligation under capital lease.....................        110        171
  Billings in excess of revenues and customer advances..................      9,214      3,462
                                                                          ---------  ---------
    Total current liabilities...........................................     34,495     44,730
Obligation under capital lease..........................................         75        204
                                                                          ---------  ---------
Total liabilities.......................................................     34,570     44,934

Commitments and contingencies (Notes G, K and S)

Stockholders' equity:
  Preferred stock, 400,000 shares authorized; none outstanding..........         --         --
  Common stock, $.01 par value; 50,000,000 shares authorized; 19,843,620 and 19,348,781 issued and outstanding at September 30, 1998 and
    1997, respectively..................................................        198        193
  Additional paid-in capital............................................     96,096     77,721
  Retained earnings.....................................................     13,713     49,629
  Unrealized gain on securities.........................................         --          2
                                                                          ---------  ---------
    Total stockholders' equity..........................................    110,007    127,545
                                                                          ---------  ---------
    Total liabilities and stockholders' equity..........................  $ 144,577  $ 172,479
                                                                          ---------  ---------
                                                                          ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Net revenue...................................................  $ 178,193  $ 213,159  $ 145,750
Cost of revenue...............................................    121,727    118,263     74,802
                                                                ---------  ---------  ---------
Gross profit..................................................     56,466     94,896     70,948
Operating expenses:
  Research and development....................................     37,137     29,214     19,488
  Selling, general and administrative.........................     33,698     31,332     20,723
  Acquired in-process research and development................      8,417         --         --
  Merger costs and special charges............................     10,091         --         --
                                                                ---------  ---------  ---------
Operating (loss) profit.......................................    (32,877)    34,350     30,737
Other income, net.............................................      1,049      1,204      2,078
                                                                ---------  ---------  ---------
(Loss) income before income taxes.............................    (31,828)    35,554     32,815
(Benefit from) provision for income taxes.....................     (7,886)     8,982      6,800
                                                                ---------  ---------  ---------
Net (loss) income.............................................  $ (23,942) $  26,572  $  26,015
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Net (loss) income per common share:
  Basic.......................................................  $   (1.22) $    1.39  $    1.40
  Diluted.....................................................  $   (1.22) $    1.32  $    1.33
Weighted average number of shares outstanding:
  Basic.......................................................     19,607     19,162     18,621
  Diluted.....................................................     19,607     20,137     19,527

Unaudited pro forma net (loss) income per common share:
Historical net (loss) income:.................................  $ (23,942) $  26,572  $  26,015
  Adjustment to Equipe income tax expense to convert from
    S-corporation to C-corporation status.....................     (1,156)    (3,639)    (4,731)
                                                                ---------  ---------  ---------
Unaudited pro forma net (loss) income.........................  $ (25,098) $  22,933  $  21,284
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Unaudited pro forma net (loss) income per common share:
  Basic.......................................................  $   (1.28) $    1.20  $    1.14
  Diluted.....................................................  $   (1.28) $    1.14  $    1.09

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                                        UNREALIZED
                                                           COMMON STOCK       ADDITIONAL                   GAINS         TOTAL
                                                      ----------------------    PAID-IN     RETAINED        ON        STOCKHOLDERS'
                                                       SHARES      AMOUNT       CAPITAL     EARNINGS    SECURITIES       EQUITY
                                                      ---------  -----------  -----------  ----------  -------------  ------------
Balance, September 30, 1995.........................     17,830   $     178    $  70,086   $   12,479           --     $   82,743
Exercise of stock options...........................        380           4          584                                      588
Tax benefit on exercise of stock options............                                 591                                      591
Cashless exercise of stock warrants.................        138           1           (1)                                      --
Issuance of common stock in connection with the
  Employee Stock Purchase Plan......................         57           1          585                                      586
Conversion of Equipe convertible debt into common
  stock.............................................        286           3           67                                       70
Issuance of common stock of E-Machine...............          4                       11                                       11
Issuance of common stock in connection with the
  incorporation of Equipe Japan.....................        240           2          453                                      455
Distributions to shareholders of Equipe.............                                          (11,131)                    (11,131)
Net income..........................................                                           26,015                      26,015
                                                      ---------       -----   -----------  ----------          ---    ------------

Balance, September 30, 1996.........................     18,935         189       72,376       27,363           --         99,928
Exercise of stock options...........................        365           4        2,328                                    2,332
Tax benefit on exercise of stock options............                               2,065                                    2,065
Stock-based compensation............................                                 140                                      140
Issuance of common stock in connection with the
  Employee Stock Purchase Plan......................         49                      812                                      812
Change in unrealized gain on securities.............                                                             2              2
Distributions to shareholders of Equipe.............                                           (8,011)                     (8,011)
Adjustment to conform fiscal year of Equipe.........                                            3,705                       3,705
Net income..........................................                                           26,572                      26,572
                                                      ---------       -----   -----------  ----------          ---    ------------

Balance, September 30, 1997.........................     19,349         193       77,721       49,629            2        127,545
Exercise of stock options...........................        168           2          918                                      920
Tax benefit on exercise of stock options............                                 439                                      439
Issuance of common stock in connection with the
  Employee Stock Purchase Plan......................        111           1        1,574                                    1,575
Change in unrealized gain on securities.............                                                            (2)            (2)
Distributions to shareholders of Equipe.............                                           (4,507)                     (4,507)
Adjustment of retained earnings for
  S-corporation earnings of Equipe..................                               5,911       (5,911)                         --
Issuance of common stock in connection with the
  acquisition of ILC................................        111           1        5,915                                    5,916
Stock options assumed in connection with acquisition
  of ILC............................................                               2,015                                    2,015
Issuance of common stock in connection with the
  pooling of interests with Chiptronix..............        105           1           12                                       13
Acquired accumulated deficit from Chiptronix........                                           (1,556)                     (1,556)
Tax benefit from Chiptronix acquisition.............                               1,591                                    1,591
Net (loss)..........................................                                          (23,942)                    (23,942)
                                                      ---------       -----   -----------  ----------          ---    ------------

Balance, September 30, 1998.........................     19,844   $     198    $  96,096   $   13,713           --     $  110,007
                                                      ---------       -----   -----------  ----------          ---    ------------
                                                      ---------       -----   -----------  ----------          ---    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income....................................................................  $ (23,942) $  26,572  $  26,015
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization expense..............................................      6,613      4,050      2,239
    Provisions for write-downs of inventories..........................................     12,389      5,024        592
    Provision for bad debts............................................................      1,551        900        110
    Deferred income taxes..............................................................     (5,315)    (2,674)     2,227
    Tax benefit from disqualified dispositions.........................................        439      2,065        591
    Net loss on disposal of assets.....................................................      1,917         --         --
    Non-cash compensation..............................................................         --        140         --
    Amortization of premiums or discounts on marketable securities.....................         42         64        148
    Translation losses, net............................................................        225         --         --
    Acquired in-process research and development.......................................      8,417         --         --
    Changes in operating assets and liabilities:
      Trade accounts receivable........................................................     46,219    (38,882)   (10,124)
      Contracts in progress............................................................      6,446      6,361    (14,442)
      Inventories......................................................................     (5,739)   (16,075)    (9,659)
      Other assets.....................................................................     (6,152)    (1,618)      (719)
      Accounts payable.................................................................    (11,632)     4,267      8,675
      Accrued expenses and other liabilities...........................................     (5,341)    10,002      2,178
      Billings in excess of revenues and customer advances.............................      5,753      1,957        328
                                                                                         ---------  ---------  ---------
Net cash provided by operating activities..............................................     31,890      2,153      8,159
                                                                                         ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from the sale of marketable securities......................................      6,867      9,079      1,908
  Proceeds from maturities of marketable securities....................................      2,035      5,390     12,571
  Purchases of marketable securities...................................................     (5,798)    (5,431)   (12,828)
  Capitalized software development costs...............................................         --         --       (726)
  Proceeds from sale of property and equipment.........................................         24         --         --
  Purchases of property and equipment..................................................    (12,082)    (6,628)    (6,770)
  Net effect on cash balances from Chiptronix acquisition..............................        246         --         --
                                                                                         ---------  ---------  ---------
Net cash (used in) provided by investing activities....................................     (8,708)     2,410     (5,845)
                                                                                         ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from borrowings.............................................................         --      1,769         --
  Repayments of borrowings.............................................................     (1,913)      (900)      (365)
  Repayment of capital lease obligations...............................................       (190)       (71)       (73)
  Proceeds from issuance of common stock, net of issuance costs........................         --         --        466
  Distributions to shareholders of Equipe..............................................     (4,507)    (8,011)   (12,869)
  Proceeds from exercise of stock options and Employee Stock Purchase Plan.............      2,495      3,144      1,174
                                                                                         ---------  ---------  ---------
Net cash (used in) financing activities................................................     (4,115)    (4,069)   (11,667)
                                                                                         ---------  ---------  ---------
Adjustment to conform to fiscal year of Equipe.........................................         --        218         --
Effect of changes in exchange rates on cash............................................       (243)         3         --
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...................................     18,824        715     (9,353)
Cash and cash equivalents at beginning of period.......................................     29,384     28,669     38,022
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period.............................................  $  48,208  $  29,384  $  28,669
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                              PRI AUTOMATION, INC.

                                 (In thousands)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest...........................................................................  $      78  $      36  $      79
    Taxes..............................................................................      8,508      5,272      4,026
  Non-cash transactions:
    Conversion of convertible debt to common stock.....................................         --         --         70
    Property and equipment acquired under capital leases...............................         --        265        108
    Acquisition of Interval Logic Corporation
    Acquisition of Chiptronix Handling Systems GmbH

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS:

    PRI Automation, Inc. (the "Company") designs, develops, manufactures and markets factory automation systems, process tool wafer-handling systems and related software used by semiconductor manufacturers to automate the fabrication of integrated circuits in cleanroom manufacturing operations. The Company also provides a broad range of automation services, including system integration, factory simulation, project management, and on-site support. The Company is subject to risks and uncertainties common to companies in the semiconductor industry including, but not limited to, the highly cyclical nature of the semiconductor industry leading to recurring periods of over-supply, rapid technological change and the development by the Company or its competitors of new technological innovations, dependence on key personnel, the protection of proprietary technology, management of inventory and manufacturing capacity fluctuations in operating results, doing business in Asian and European markets and related currency risks, competitive pressure on selling prices, the timing and cancellation of customer orders, the effects of the Year 2000 and the Company's ability to absorb and manage acquisitions.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of PRI Automation, Inc., its wholly owned domestic subsidiaries and its wholly owned and majority-owned foreign subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

    In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe" or the "Equipe Combined Companies"). In May 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"). The acquisitions of Equipe and Chiptronix both were accounted for using the pooling-of-interests method of accounting. All prior period consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Equipe. The Company has not restated its financial statements for the acquisition of Chiptronix because the effect of restatement is immaterial (see Note P).

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows. Significant estimates are inherent in determining revenue recognition and associated profits under the percentage-of-completion method.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of commercial paper, Eurodollars, money market mutual funds and other highly liquid investments with original maturities of three months or less.

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
MARKETABLE SECURITIES

    Current marketable securities include all investments with remaining maturities of twelve months or less. Non-current marketable securities include all investments with remaining maturities greater than twelve months. The Company classifies all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date with net unrealized holding gains and losses included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method.

FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to significant concentrations of financial or credit risk consist principally of cash and cash equivalents, current and non-current marketable securities, trade accounts receivable, accounts payable and debt. The Company generally invests its cash and investments in investment-grade securities. The carrying value of financial instruments approximates their related fair values.

    The Company's customers are primarily concentrated in one industry, the semiconductor manufacturing and related capital goods industry. Historically, significant portions of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition, and may require deposits on large orders but does not require collateral or other security to support customer receivables.

RETAINAGES

    Accounts receivable include certain amounts which are not due until final customer acceptance. Such retainages were approximately $10,042,000 and $22,092,000 at September 30, 1998 and 1997, respectively. The retainages are expected to be collected within the next twelve months.

CONTRACTS IN PROGRESS

    Contracts in progress include costs and estimated profits under incomplete contracts accounted for using the percentage-of-completion method, net of amounts billed. These amounts are expected to be collected within the next twelve months as units are delivered. Amounts billed at September 30, 1998 and 1997 were $24,757,000 and $27,006,000, respectively.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Equipe Technologies, Inc. and one of the related companies, E-Machine, Inc., elected to be treated as an S-corporation under the provisions of the Internal Revenue Code, prior to their acquisition by the Company, and as such, the shareholders of Equipe Technologies, Inc. and E-Machine, Inc. were liable for individual federal and certain state income taxes on their allocated portions of the respective company's taxable income. Accordingly, income tax expense related to Equipe Technologies, Inc. and E-Machine, Inc. was not recorded by the Company for all periods through January 22, 1998, the date of consummation of the merger with the Company (see Note O) except that

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Equipe Technologies, Inc. and E-Machine, Inc. were subject to California franchise tax based on 1.5% of taxable income.

INVENTORIES

    Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of plant and equipment are provided using the straight-line method over the estimated useful lives of the assets. The amortization of assets recorded under capital leases is included in depreciation and amortization expense. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

BILLINGS IN EXCESS OF REVENUES

    Billings in excess of revenues include amounts billed on incomplete contracts, accounted for using the percentage-of-completion method net of costs and estimated profits recognized.

REVENUE RECOGNITION

    For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $54,999,000, $100,699,000 and $77,695,000 during fiscal years
1998, 1997 and 1996, respectively. Revenue from product sales not recognized under the percentage-of-completion method is generally recorded upon shipment to the customer, provided that no significant vendor obligations remain outstanding and that collection of the related receivable is deemed probable by management. Software license revenue is recognized upon delivery, unless collection is not reasonably assured. If insignificant vendor obligations remain after shipment of the product, the Company accrues for the estimated costs of such obligations. Additionally, the Company accrues for warranty costs upon shipment. Service revenue is recognized ratably over applicable contract periods or as the services are performed.

COMMISSIONS

    The Company pays commissions to agents and distributors under certain agreements in return for obtaining orders; and, providing installation and warranty services. Commissions that are due upon the Company receiving payment in full from the customers are charged against the related revenues. These amounts totaled approximately $98,000, $2,381,000 and $1,852,000 for fiscal years 1998, 1997 and 1996, respectively.

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year, except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the period, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in the consolidated statements of operations as other income or expense.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion 25 and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed herein pro forma net (loss) income and pro forma net (loss) income per share in the footnotes using the fair value based method.

NET INCOME PER COMMON SHARE

    The Company has adopted SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. All net income (loss) per common share amounts for all periods have been restated to conform with SFAS No. 128. Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted net income (loss) per common share does not assume the issuance of common shares that have an anti-dilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required for comparative purposes. The impact of adopting SFAS No. 130 has not yet been determined.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and also requires entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The impact of adopting SFAS No. 131 has not yet been determined.

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued the Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which will supersede SOP 91-1. SOP 97-2 has not changed the basic rules of revenue recognition, but does provide more guidance, particularly with respect to multiple deliverables and "when and if available" products. SOP 97-2 is effective for transactions entered into for annual periods beginning after December 15, 1997. The Company does not expect the statement to have a material impact on its financial position or results of operations.

    In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company does not expect the statement to have a material impact on its financial condition and results of operations.

C. CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consisted of the following at September 30:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Cash on hand............................................................  $      21  $       4
Cash deposited with banks...............................................      5,085      2,200
Eurodollars.............................................................     32,088     19,805
Money market funds......................................................     11,014        939
U.S. government notes...................................................         --        747
Municipal bonds.........................................................         --      1,955
Commercial paper........................................................         --      3,734
                                                                          ---------  ---------
                                                                          $  48,208  $  29,384
                                                                          ---------  ---------
                                                                          ---------  ---------

D. MARKETABLE SECURITIES:

    Investments in marketable securities consisted of the following at September 30, 1997:

                                                                                    1997
                                                                           ----------------------
                                                                             COST     FAIR VALUE
                                                                           ---------  -----------
                                                                               (IN THOUSANDS)
CURRENT:
  Municipal notes........................................................  $   2,142   $   2,143
  U.S. government notes..................................................        497         499
                                                                           ---------  -----------
                                                                           $   2,639   $   2,642
                                                                           ---------  -----------
                                                                           ---------  -----------
NON-CURRENT:
  Municipal notes........................................................  $     507   $     506
                                                                           ---------  -----------
                                                                           ---------  -----------

    Gross realized gains and losses for the year ended September 30, 1998 were $6,000 and $1,000, respectively. Gross realized gains and losses for the year ended September 30, 1997 were $9,000 and $7,000, respectively. Interest income included in other income, net was $1,617,000, $1,240,000 and

                              PRI AUTOMATION, INC.

D. MARKETABLE SECURITIES: (CONTINUED)
$2,163,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Gross unrealized gains and losses at September 30, 1997 were $3,000 and $1,000, respectively.

E. INVENTORIES:

    Inventories consisted of the following at September 30:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  19,072  $  27,178
Work-in-process.........................................................      5,242      6,312
Finished goods..........................................................      3,180        627
                                                                          ---------  ---------
                                                                          $  27,494  $  34,117
                                                                          ---------  ---------
                                                                          ---------  ---------

F. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at September 30:

                                                             DEPRECIABLE LIFE                   1998       1997
                                               ---------------------------------------------  ---------  ---------
                                                                                                 (IN THOUSANDS)
Machinery and equipment......................  2-7 years                                      $  21,803  $  15,031
Furniture and fixtures.......................  5-7 years                                          5,091      4,115
Leasehold improvements.......................  Shorter of life of lease or useful life            4,190      2,030
                                                                                              ---------  ---------
                                                                                                 31,084     21,176
Accumulated depreciation and amortization....                                                   (13,962)    (8,382)
                                                                                              ---------  ---------
                                                                                              $  17,122  $  12,794
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Depreciation expense was $5,859,000, $3,891,000 and $2,195,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Assets capitalized under leases totaled $520,000 as of September 30, 1998 and 1997. Accumulated depreciation of these assets was $208,000 and $105,000 as of September 30, 1998 and 1997, respectively.

G. LEASE COMMITMENTS:

    The Company leases manufacturing and office facilities and equipment under noncancelable operating and capital leases expiring through the year 2007 (see Notes F and K). Rent expense under operating leases was $3,391,000, $1,652,000 and $1,068,000 for fiscal years 1998, 1997 and 1996, respectively.

                              PRI AUTOMATION, INC.

G. LEASE COMMITMENTS: (CONTINUED)
    At September 30, 1998, future minimum payments, net of sub-lease proceeds, required under all noncancelable operating and capital leases were as follows:

                                                                            OPERATING     CAPITAL
FISCAL YEAR                                                                  LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
                                                                                (IN THOUSANDS)
1999.....................................................................   $   3,464    $     122
2000.....................................................................       2,987           78
2001.....................................................................       2,093           --
2002.....................................................................       1,265           --
2003.....................................................................         660           --
2004 and thereafter......................................................          81           --
                                                                           -----------       -----
Total minimum lease payments.............................................   $  10,550          200
                                                                           -----------
                                                                           -----------
Less: amount representing interest.......................................                       15
                                                                                             -----
Present value of minimum lease payments..................................                $     185
                                                                                             -----
                                                                                             -----

H. ACCRUED EXPENSES:

    The significant components of accrued expenses and other liabilities consisted of the following at September 30:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued expenses........................................................  $   5,334  $   3,031
Accrued compensation....................................................      2,833      6,555
Warranty reserves.......................................................      5,038      2,225
                                                                          ---------  ---------
                                                                          $  13,205  $  11,811
                                                                          ---------  ---------
                                                                          ---------  ---------

I. STOCKHOLDERS' EQUITY:

COMMON STOCK SPLIT

    On April 22, 1997, the shareholders approved a two-for-one stock split effected in the form of a 100% stock dividend on its common stock. This action became effective on May 2, 1997 for shareholders of record as of April 22, 1997. A total of 7,421,594 shares of common stock were issued in connection with the split. The par value of common stock remained unchanged. All share and per share amounts reflect the stock split on a retroactive basis.

STOCK OPTIONS

    During 1984, the Board of Directors voted to adopt the 1984 Incentive Stock Option Plan (the "1984 Option Plan") and subsequently reserved 1,050,000 shares of its authorized common stock for issuance under this plan. On March 17, 1994, the Board of Directors approved the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") and reserved 810,000 shares of common stock for issuance under this plan. At the Company's annual stockholder meeting held on January 26, 1996, the shareholders voted to increase the number of shares authorized for issuance under the 1994 Option Plan to 1,810,000

                              PRI AUTOMATION, INC.

I. STOCKHOLDERS' EQUITY: (CONTINUED)
shares. In 1997 the Board of Directors voted to adopt the 1997 Non-Incentive Stock Option Plan (the "1997 Option Plan") which authorizes the issuance of non-qualified options to purchase up to an aggregate of 1,400,000 shares of common stock. The Board of Directors has also granted non-qualified options to directors of the Company. Incentive stock options generally vest over five years and expire six years after issuance. Non-qualified stock options generally vest between zero and five years and expire between five and ten years after issuance.

    On February 1, 1996, the Board of Directors determined that certain stock options issued to employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock. In light of the Board of Directors' conclusions that such options were not providing the desired incentive, the Board of Directors provided employees with the opportunity to exchange options previously granted to them under the 1994 Option Plan for new options to purchase a reduced number of shares at an exercise price of $13.63, the then fair market value of the Company's common stock. The Company canceled and replaced options to purchase 380,600 shares of common stock with an average exercise price of $18.88 per share.

    On July 1, 1998 the Compensation Committee of the Board of Directors, in an effort to restore the long-term incentive feature of employee stock options that were significantly out of the money, voted to provide employees with the opportunity to exchange options dated April 1, 1997 and thereafter for new options with an exercise price of $14.75, the then fair market value of the Company's common stock. Options to purchase 1,637,300 shares of common stock with an average exercise price of $27.98 were canceled and replaced with an equal number of stock options effective July 17, 1998. The vesting period started over again on repriced options.

    Information with respect to option activity for the fiscal years 1996, 1997 and 1998 is as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  -----------------
Outstanding at September 30, 1995.............................    1,378,111      $    3.57
                                                                -----------
  Granted.....................................................      857,227          16.17
  Canceled....................................................     (442,152)         17.47
  Exercised...................................................     (379,932)          1.59
                                                                -----------
Outstanding at September 30, 1996.............................    1,413,254           7.40
                                                                -----------
  Granted.....................................................      804,592          20.46
  Canceled....................................................     (240,775)         11.62
  Exercised...................................................     (364,851)          6.59
                                                                -----------
Outstanding at September 30, 1997.............................    1,612,220          13.46
                                                                -----------
  Granted.....................................................    3,687,445          20.18
  Canceled....................................................   (1,886,945)         27.29
  Exercised...................................................     (167,747)          5.46
                                                                -----------
Outstanding at September 30, 1998.............................    3,244,973      $   13.45
                                                                -----------
                                                                -----------

                              PRI AUTOMATION, INC.

I. STOCKHOLDERS' EQUITY: (CONTINUED)

    Summarized information about stock options outstanding at September 30, 1998 is as follows:

                                                               OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                         --------------------------------  ------------------------
                                                             WEIGHTED         WEIGHTED                   WEIGHTED
                                                              AVERAGE          AVERAGE                    AVERAGE
           RANGE OF                           NUMBER         REMAINING        EXERCISE       NUMBER      EXERCISE
        EXERCISE PRICES                     OUTSTANDING  CONTRACTUAL LIFE       PRICE      EXERCISABLE     PRICE
-------------------------------             -----------  -----------------  -------------  -----------  -----------
$    1.11     --      $   11.38  .........     814,897            3.54        $    7.17       360,097    $    3.58
    13.00     --          13.63  .........     251,425            3.57            13.50       119,002        13.48
    14.75     --          14.75  .........   1,599,100            5.84            14.75        22,400        14.75
    15.13     --          28.50  .........     579,551            4.32            18.69       197,159        19.33
                                            -----------                                    -----------
$    1.11     --      $   28.50  .........   3,244,973            4.81        $   13.45       698,658    $   10.07

    At September 30, 1997 and 1996 options exercisable were 452,923 and 467,503, respectively.

    On October 29, 1997, the Company granted Interval Logic Corporation common stock options ("ILC options") in accordance with the Board of Directors' adoption of the 1997 Interval Logic Corporation Incentive and Non-Qualified Stock Option Plan. ILC is a subsidiary of the Company engaged in the development of the Leverage advanced planning and scheduling software product for semiconductor fabs. These options give ILC employees the option to purchase ILC common shares at an exercise price of $0.10. The options vest over four years and expire after ten years.

    Information with respect to the ILC options activity for the fiscal year 1998 is as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
  Granted......................................................   2,195,250      $    0.10
  Canceled.....................................................    (430,000)          0.10
  Exercised....................................................          --             --
                                                                 ----------
Outstanding at September 30, 1998..............................   1,765,250      $    0.10
                                                                 ----------
                                                                 ----------

    The 1,765,250 ILC stock options outstanding at September 30, 1998 had an exercise price of $0.10 and a weighted average remaining contractual life of
9.13 years. There were no options exercisable at September 30, 1998. The estimated weighted average fair value of options granted in fiscal year 1998 was $0.93.

EMPLOYEE STOCK PURCHASE PLAN

    Since May 1994, the Company has offered an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. The Company has reserved 450,000 shares of common stock for issuance to eligible employees. During fiscal years 1998, 1997 and 1996, 114,996, 49,044 and 56,958 shares, respectively, were purchased at average prices ranging from $10.20 to $22.26 per share. Shares available for future purchase under the ESPP totaled 180,756 at September 30, 1998.

                              PRI AUTOMATION, INC.

I. STOCKHOLDERS' EQUITY: (CONTINUED)
STOCK-BASED COMPENSATION PLANS

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan and accordingly, no compensation expense has been recognized for options granted to employees and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the net
(loss) income and net (loss) income per diluted share would have been as follows:

                                     1998                         1997                        1996
                         ----------------------------  --------------------------  --------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         ------------------------------------------------------------------------------------
                                        DILUTED NET
                                          (LOSS)                    DILUTED NET                 DILUTED NET
                                        PER COMMON        NET       INCOME PER        NET       INCOME PER
                         NET (LOSS)        SHARE        INCOME     COMMON SHARE     INCOME     COMMON SHARE
                         -----------  ---------------  ---------  ---------------  ---------  ---------------
As Reported............   $ (23,942)     $   (1.22)    $  26,572     $    1.32     $  26,015     $    1.33
Pro Forma..............     (29,626)         (1.51)       24,406          1.21        24,904          1.28

    The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years, because SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

    Estimated weighted average fair value of options granted in fiscal year 1998, 1997 and 1996, to purchase the Company's common stock, were $12.50, $11.92 and $9.29, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  1998              1997              1996
                                                            ----------------  ----------------  ----------------
Expected life (years)--stock options......................        1-5                5                 5
Expected life (years)--ESPP...............................        0.5               0.5               0.5
Risk-free interest rate...................................    5.42%--5.74%      5.51%--6.07%      4.88%--5.83%
Volatility................................................        68%               65%               65%
Dividend yield............................................         0                 0                 0

    The fair value of ILC options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected life (years) of one to four years, risk-free interest rate of 5.41% to 5.80%, volatility of 85% and dividend yield of 0.

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, the existing models do not, in management's opinion, necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

                              PRI AUTOMATION, INC.

I. STOCKHOLDERS' EQUITY: (CONTINUED)
STOCK WARRANTS

    A warrant to purchase 112,500 shares of common stock issued in fiscal year 1993 was exercised in full in January 1996 in a cashless exercise, resulting in the net issuance to the holder of 68,936 shares of common stock.

J. INCOME TAXES:

    The following summarizes the Company's (benefit from) provision for income taxes:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Current tax (benefit) provision:
  Federal......................................................  $  (2,926) $  10,811  $   4,000
  State........................................................         17        845        573
  Foreign......................................................        267         --         --
                                                                 ---------  ---------  ---------
Total current (benefit) provision..............................     (2,642)    11,656      4,573
Deferred (benefit) provision:
  Federal......................................................     (3,349)    (2,324)     1,958
  State........................................................     (1,895)      (350)       269
                                                                 ---------  ---------  ---------
Total deferred (benefit) provision.............................     (5,244)    (2,674)     2,227
                                                                 ---------  ---------  ---------
Total (benefit from) provision for income taxes................  $  (7,886) $   8,982  $   6,800
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The tax benefit recognized from the Chiptronix acquisition was recorded directly to stockholders' equity and, therefore, the deferred tax benefit does not reflect the change in the deferred tax assets in fiscal 1998.

    The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
U.S. federal income tax statutory rate.........................      (34.0)%      35.0%      35.0%
State income taxes, net of federal benefit.....................       (2.5)       3.0        2.7
Federal tax credits............................................       (0.4)      (1.7)      (0.6)
Release of deferred tax valuation allowance....................        0.0        0.0       (3.0)
Foreign sales corporation tax benefit..........................        0.0       (2.5)      (0.1)
S-corporation income of Equipe.................................       (1.4)      (9.5)     (13.3)
Acquisition costs not deductible for tax purposes..............       13.7        0.0        0.0
Other..........................................................       (0.2)       1.0        0.0
                                                                 ---------        ---  ---------
Effective tax rate.............................................      (24.8)%      25.3%      20.7%
                                                                 ---------        ---  ---------
                                                                 ---------        ---  ---------

                              PRI AUTOMATION, INC.

J. INCOME TAXES: (CONTINUED)
    At September 30, the components of net deferred tax assets (liabilities) were as follows:

                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Gross deferred tax assets:
  Bad debts................................................................  $     622  $     325
  Inventory................................................................      5,599      3,078
  Compensation.............................................................        270        321
  Intangible assets........................................................      2,477      1,079
  Tax credits..............................................................        578        230
  Net operating losses.....................................................        430         --
  Warranty.................................................................      1,559        537
  Other....................................................................        662        101
                                                                             ---------  ---------
    Subtotal...............................................................     12,197      5,671
Gross deferred tax liabilities:
  Long-term contracts......................................................     (1,753)    (2,645)
  Accounts receivable......................................................       (334)    (1,036)
  Depreciation.............................................................     (1,719)      (503)
                                                                             ---------  ---------
    Subtotal...............................................................     (3,806)    (4,184)
                                                                             ---------  ---------
      Net deferred tax assets (liabilities)................................  $   8,391  $   1,487
                                                                             ---------  ---------
                                                                             ---------  ---------

    At September 30, 1998, the Company had U.S. federal net operating losses of approximately $8,300,000, which are expected to be utilized in full upon carryback. The Company has recorded a tax receivable which is classified in other current assets, for this carryback. The net operating losses are available for carryforward and expire in the year 2013. The Company also has available state net operating loss carryforwards of $10,600,000 that expire in the years 2003 to 2013 and state tax credit carryforwards of $875,000 that expire beginning in 2012. The Company believes that it is more likely than not that its total net deferred tax assets will be realized.

K. FINANCING ARRANGEMENTS:

REVOLVING CREDIT

    On June 16, 1998, the Company entered into a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At September 30, 1998, the LIBOR borrowing rate would have been 6.3%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank of $428,000 at September 30, 1998, and therefore, the available balance under this credit agreement was $19,572,000 at September 30, 1998. At September 30, 1998, the Company was not in compliance with certain of the required covenants but has subsequently received a waiver from the Bank on December 18, 1998 through September 30, 1998. The Company plans on pursuing future waivers from the Bank as necessary beginning on the next measurement date of December 27, 1998.

                              PRI AUTOMATION, INC.

K. FINANCING ARRANGEMENTS: (CONTINUED)
    The Company's working capital credit agreement, as amended March 1, 1996, with Fleet Bank ("Fleet") expired on March 1, 1998 and was not renewed by the Company. The Company had no outstanding borrowings under this credit agreement as of March 1, 1998. The agreement enabled to the Company to obtain revolving loans or grant letters of credit on an unsecured basis up to the lesser of 80% of eligible accounts receivable or $10,000,000, with outstanding borrowings under revolving loans bearing interest at Fleet's prime lending rate.

    Equipe's line of credit agreement with Comerica Bank-California was canceled by the Company effective September 9, 1998. The line of credit enabled the Company to borrow up to the lesser of $3,000,000 or 75% of eligible accounts receivable of Equipe, with outstanding balances under the line of credit bearing interest at Comerica Bank-California's prime interest rate plus 1.0%.

CONVERTIBLE DEBT

    During fiscal 1996, $70,000 of Equipe convertible debt outstanding, all of which was held by shareholders and related parties of Equipe, was converted into 286,161 shares of common stock.

CAPITAL LEASE OBLIGATIONS

    The Company holds certain property and equipment under capital leases. The obligations under capital leases represent the present value of future minimum lease payments and are secured by certain assets of E-Machine, Inc. The capital lease obligations bear interest at rates of 8.7% to 9.9% per annum and expire at various dates through August 2000 (see Note G).

L. DEFINED CONTRIBUTION PLAN:

    Eligible employees can participate in the Company's 401(k) Savings and Retirement Plan by making voluntary contributions to the plan in amounts up to the statutory limit or 15% of their annual compensation. Currently, the Company has elected to match a portion of the employee deferral up to certain prescribed limits, and these contributions vest at a rate of 20% per year. The Company's contribution expense under this plan amounted to $916,000, $696,000 and $418,000 for fiscal years 1998, 1997 and 1996, respectively. Employees of Equipe were not eligible under this plan until after the acquisition (see Note O.)

M. SIGNIFICANT CUSTOMERS AND INTERNATIONAL NET REVENUE:

    The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry. Customers comprising 10% or more of the Company's total net revenue for the years ended September 30 were as follows:

                                                                           1998  1997  1996
                                                                           ----  ----  ----
Customer A...............................................................   22%   36%   29%
Customer B...............................................................   10%

                              PRI AUTOMATION, INC.

M. SIGNIFICANT CUSTOMERS AND INTERNATIONAL NET REVENUE: (CONTINUED)
    Net export sales to unaffiliated customers were approximately $59,515,000, $97,388,000 and $22,457,000 for the years ending September 30, 1998, 1997 and
1996, respectively. Net export sales by geographic location for the years ended September 30 were as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Europe and Middle East.......................................  $  44,334  $  67,985  $  14,320
Asia.........................................................     15,181     29,403      8,137

N. INTERVAL LOGIC CORPORATION ACQUISITION:

    On October 29, 1997, the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company issued or assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase. Pro forma information for the previous period has been omitted because the effect of restatement would be immaterial.

    At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. At the time of the acquisition, the fair value of $8,417,000 of the acquired technology that had not reached technological feasibility was expensed as in-process research and development. The significant further investments in development required to meet expected customer requirements include completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise.

O. EQUIPE ACQUISITION:

    On January 22, 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe" or the "Equipe Combined Companies"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The Company issued 4,088,016 shares of common stock in exchange for all of the outstanding stock of Equipe Technologies, Inc. using an exchange ratio of 0.760372 of one share of the Company's common stock for each share of Equipe Technologies, Inc. The Company issued 36,000 and 240,000 shares of the Company's common stock to E-Machine, Inc. and Equipe Japan Ltd., respectively. In addition, all outstanding Equipe stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. The business combination was accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations

                              PRI AUTOMATION, INC.

O. EQUIPE ACQUISITION: (CONTINUED)
and cash flows of Equipe. Significant intercompany transactions among the Equipe Combined Companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements.

    In connection with the acquisition of Equipe, direct acquisition costs of $4,490,000, primarily relating to legal, investment banking, and accounting fees, have been recorded in merger costs in the results of operations during fiscal 1998. The balance of merger costs included in accrued expenses at September 30, 1998 was $220,000.

    Prior to the acquisition, Equipe prepared its financial statements based on a December 31 fiscal year-end. Accordingly, Equipe's results of operations, statements of stockholders' equity and cash flows for the year ended December 31, 1996 have been combined with the Company's results of operations, statements of stockholders' equity and cash flows for the year ended September 30, 1996. The results of operations, statements of stockholders' equity and cash flows for fiscal 1997 are for the twelve months ended September 30, 1997 for both the Company and Equipe. Equipe's unaudited results of operations for the three months ended December 31, 1996 (including revenues, net income and distributions to shareholders of $6,906,000, $1,582,000 and $5,287,000, respectively) are included in the Company's consolidated statements of operations, statements of stockholders' equity and cash flows for both the years ended September 30, 1997 and 1996. Therefore, an amount equal to Equipe's net income and distributions to shareholders for the three months ended December 31, 1996 was eliminated from the consolidated statement of stockholders' equity for the year ended September 30, 1997. Equipe's unaudited decrease in cash and cash equivalents for the three months ended December 31, 1996 of $218,000 is included in the consolidated statement of cash flows for both the years ended September 30, 1997 and 1996. Therefore, this amount was eliminated from the consolidated statement of cash flows for the year ended September 30, 1997.

    The following information presents certain statement of operations data of the Company and Equipe for the periods prior to the acquisition:

                                                                                    COMBINED
                                                      PRI AUTOMATION     EQUIPE     COMPANIES
                                                      ---------------  ----------  -----------
                                                                   (IN THOUSANDS)
Net revenue for:
  Three months ended December 28, 1997..............    $    46,830    $   18,303   $  65,133
  Fiscal 1997.......................................        169,465        43,694     213,159
  Fiscal 1996.......................................        110,684        35,066     145,750
Net (loss) income for:
  Three months ended December 28, 1997..............    $    (3,449)   $    3,042   $    (407)
  Fiscal 1997.......................................         17,076         9,496      26,572
  Fiscal 1996.......................................         13,731        12,284      26,015

    Equipe Technologies, Inc. and E-Machine, Inc., were S-corporations for income tax purposes prior to the acquisition. Pro forma net (loss) income and net (loss) income per common share, which gives effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. were treated as C-corporations for the periods presented, have been presented on the consolidated statements of operations. The pro forma information is shown for comparative purposes only.

                              PRI AUTOMATION, INC.

P. CHIPTRONIX ACQUISITION:

    On May 19, 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"), a Switzerland corporation, for aggregate consideration of 105,000 shares of the Company's common stock. Chiptronix is the European distributor of Equipe products. The business combination was accounted for as a pooling of interests. However, as the financial position and results of operations of Chiptronix are immaterial to the financial position and results of operations of the Company on a consolidated basis, no prior period financial amounts have been restated. In accordance with this business combination, the Company has acquired the net assets of Chiptronix, including its retained deficit of $1,556,000 as of March 29, 1998 and this amount is included in the changes to stockholders' equity for the year ended September 30, 1998. The results of operations of Chiptronix for the six months ended September 30, 1998 have been included in the accompanying consolidated financial statements of the Company.

Q. SPECIAL CHARGES:

    During the quarter and year ended September 30, 1998, the Company recorded special charges of $10,725,000 and $19,588,000, respectively. The major component of the special charges is for the write-down of inventories to their net realizable values and provisions for warranty costs, which are included in cost of revenue for the quarter and year ended September 30, 1998, totaling in aggregate $9,087,000 and $13,987,000, in such respective periods.

    For the year ended September 30, 1998, the Company recorded other special charges against results of operations of $5,601,000. The Company restructured its operations by consolidating its business unit structure into a more centralized functional organization as a result of market conditions and the Equipe acquisition. The major components of the other special charges include: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions, completed in 1998; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of specialized demonstration equipment for a particular customer of $528,000 associated with the closure of the customer training site that is not usable elsewhere. For the quarter ended September 30, 1998, charges of $210,000 for severance costs, $900,000 for lease abandonment costs incurred and $528,000 for the write-down of specialized demonstration equipment for a particular customer associated with the closure of a customer training site that is not usable elsewhere were charged against results of operations. The other special charges are classified in Merger Costs and Special Charges for the year ended September 30, 1998.

    At September 30, 1998, $634,000 of restructuring charges remained in accrued expenses associated with the severance and lease reductions totaling $4,853,000. The employee severance and lease reduction costs are considered restructuring charges. The Company expects the remaining accrued restructuring costs of $634,000 at September 30, 1998 to be paid by the end of fiscal 1999.

                              PRI AUTOMATION, INC.

R. NET (LOSS) INCOME PER SHARE:

    A reconciliation between basic and diluted net (loss) income per share is as follows (in thousands, except per share data):

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Net (loss) income:..............................................................  $  (23,942) $  26,572  $  26,015
Shares used in computation:
  Weighted average common shares outstanding used in computation of basic net
    (loss) income per common share..............................................      19,607     19,162     18,621
  Dilutive effect of stock options and warrants.................................          --        975        906
                                                                                  ----------  ---------  ---------
  Shares used in computation of diluted net (loss) income per common share......      19,607     20,137     19,527
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
  Basic net (loss) income per common share......................................  $    (1.22) $    1.39  $    1.40
  Diluted net (loss) income per common share....................................  $    (1.22) $    1.32  $    1.33

    Options to purchase 679,049 shares of common stock were outstanding for fiscal year 1998, but were not included in the computation of diluted net loss per common share because the Company is in a loss position and the inclusion of such shares would be anti-dilutive. Options to purchase 1,018,604, 55,281, and 128,377 shares of common stock were outstanding for fiscal years 1998, 1997, and 1996, respectively, but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares and therefore would be anti-dilutive under the treasury stock method.

S. JOINT VENTURE:

    Effective June 1, 1998, the Company entered into a Korean joint venture with Chung Song Systems Co., Ltd. ("CSSC") and Shinsung Engineering Co. Ltd. ("SEC") to distribute the Company's products and services in Korea. CSSC and SEC are in the business of development and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and CSSC and SEC each own 10% of the joint venture. The Company and its partners have committed to invest 2.6 billion Korean won, or approximately $1.9 million, based on a September 30, 1998 exchange rate of 1387.50 Korean won per U.S. dollar, of capital in the joint venture over a two-year period beginning June 1, 1998. As of September 30, 1998, the Company has outstanding commitments under this agreement of 1.5 billion Korean won, or approximately $1.1 million.

T. SUBSEQUENT EVENT:

    On November 24, 1998, the Company agreed to acquire Promis Systems Corporation Ltd., ("Promis"), a Toronto-based Canadian corporation traded on The Toronto Stock Exchange. Promis is a leading developer of manufacturing execution systems (MES) software for semiconductor and precision electronics manufacturers. Under the terms of the agreement, the Company will issue approximately 1.7 million shares of common stock in exchange for all of the outstanding shares of Promis. The acquisition is intended to be accounted for as a pooling of interests and is expected to be completed during the first calendar quarter of 1999, subject to, among other things, regulatory approvals and the approval of the shareholders of Promis.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRI AUTOMATION, INC.

Date: December 22, 1998                   /s/ MITCHELL G. TYSON
                                ------------------------------------------
                                            Mitchell G. Tyson
                                  President and Chief Executive Officer

Date: December 22, 1998                   /s/ STEPHEN D. ALLISON
                                ------------------------------------------
                                            Stephen D. Allison
                                         Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
    /s/ MITCHELL G. TYSON         Officer and Director
------------------------------    (principal executive        December 22, 1998
      Mitchell G. Tyson           officer)

    /s/ MORDECHAI WIESLER       Treasurer and Director
------------------------------                                December 22, 1998
      Mordechai Wiesler

    /s/ STEPHEN D. ALLISON      Chief Financial Officer
------------------------------    (principal financial and    December 22, 1998
      Stephen D. Allison          accounting officer)

 /s/ ALEXANDER V. D'ARBELOFF    Director
------------------------------                                December 22, 1998
   Alexander V. d'Arbeloff

    /s/ BORUCH FRUSZTAJER       Director
------------------------------                                December 22, 1998
      Boruch Frusztajer

       /s/ AMRAM RASIEL         Director
------------------------------                                December 22, 1998
         Amram Rasiel

      /s/ PAUL F. ROGAN         Director
------------------------------                                December 22, 1998
        Paul F. Rogan

                                  SCHEDULE II
                              PRI AUTOMATION, INC.

               FOR YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                    BALANCE AT                              BALANCE
                                                                     BEGINNING   CHARGED TO     AMOUNTS     AT END
                                                                     OF PERIOD     EXPENSE    WRITTEN OFF  OF PERIOD
                                                                    -----------  -----------  -----------  ---------
Allowance for doubtful accounts:
September 30, 1998................................................   $   1,600    $   1,551           --   $   3,151
September 30, 1997................................................         700          900           --       1,600
September 30, 1996................................................         590          110           --         700

Inventory reserves:
September 30, 1998................................................       5,125       12,389        2,367      15,147
September 30, 1997................................................       1,126        5,024        1,025       5,125
September 30, 1996................................................         790          592          256       1,126

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
-----------
                                                           DESCRIPTION
             --------------------------------------------------------------------------------------------------------
      3.1    Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration
             Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).

      3.2    Restated Articles of Organization (filed as Exhibit 3.5 to the Company's Registration Statement on Form
             S-1, File No. 33-81836, and incorporated herein by reference).

      3.6    Articles of Amendment to the Restated Articles of Organization (filed as Exhibit 3.6 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 and incorporated herein by reference).

      3.7    Articles of Amendment to the Restated Articles of Organization of the Company (filed as Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

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

     10.21   Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe Japan Ltd. (filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on
             November 10, 1997, and incorporated herein by reference).

     10.22   PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of the Company, as amended (filed as Exhibit
             10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference).

     10.23   Lease agreement dated as of November 1, 1997 by and between the Company and M/A-COM, a Division of AMP
             Incorporated (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference).

  EXHIBIT
  NUMBER
-----------
                                                           DESCRIPTION
             --------------------------------------------------------------------------------------------------------
     10.24   Lease agreement dated as of March 9, 1998 by and between the Company and Lincoln-Whitehall Realty,
             L.L.C. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 29, 1998 and incorporated herein by reference).

     10.25   Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit
             10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

     10.26   Joint Venture Agreement by and between the Company and Chung Song Systems, Co., Ltd. and Shinsung
             Engineering Co., Ltd. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 28, 1998 and incorporated herein by reference).

     10.27   Stock Purchase Agreement dated as of May 19, 1998 by and between the Company and the Shareholders of
             Chiptronix Handling Systems GmbH and of Chiptronix GmbH (filed as Exhibit 10.27 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).

     10.28   Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan
             Bank (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
             28, 1998 and incorporated herein by reference).

     21.1    List of Subsidiaries of the Company**

     23.1    Consent of PricewaterhouseCoopers LLP**

     23.2    Consent of Ernst & Young LLP, Independent Auditors**

     23.3    Report of Ernst & Young LLP, Independent Auditors, dated November 19, 1997**

     27.1    Financial Data Schedule**

     27.2    Financial Data Schedule**

     27.3    Financial Data Schedule**

------------------------

*   management contracts and compensatory arrangements

**  filed herewith