Form 10-Q
period 1998-12-27
PRI AUTOMATION INC
filed 1999-02-10
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from          Commission File Number
          ______ to ______                         0-24934

                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

             Massachusetts                             04-2495703
      State or other jurisdiction                   (I.R.S. Employer
           of incorporation)                       Identification No.)

        805 Middlesex Turnpike                         01821-3986
             Billerica, MA                             (Zip Code)
    (Address of principal executive
               offices)

                  Registrant's telephone number: (978) 670-4270
                                -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      The number of shares outstanding of each of the issuer's classes of common stock as of February 2, 1999:

               Class                    Number of Shares Outstanding
               -----                    ----------------------------

    Common Stock, $.01 par value                 20,067,418

                              PRI AUTOMATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                      December 27, 1998 and September 30, 1998              3

                   Condensed Consolidated Statements of Operations for
                      the Three Months Ended December 27, 1998 and
                      December 28, 1997                                     4

                   Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended December 27, 1998 and
                      December 28, 1997                                   5-6

                   Notes to Condensed Consolidated Financial Statements  7-12

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     13-19

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                     20-21

SIGNATURE                                                                  22

         Exhibit Index                                                     23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              PRI AUTOMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     December 27,  September 30,
                                                          1998        1998
                                                          ----        ----
                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................  $ 40,507    $ 48,208
  Trade accounts receivable, net .....................    26,642      24,887
  Contracts in progress ..............................     9,873       9,017
  Inventories ........................................    22,621      27,494
  Deferred income taxes ..............................     7,832       7,832
  Other current assets ...............................     7,104       6,892
                                                        --------    --------
     Total current assets ............................   114,579     124,330
  Property and equipment, net ........................    16,356      17,122
  Deferred income taxes ..............................       559         559
  Other assets .......................................     2,662       2,566
                                                        --------    --------
     Total assets ....................................  $134,156    $144,577
                                                        --------    --------
                                                        --------    --------

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................  $  6,515    $ 11,955
  Accrued expenses and other liabilities .............    14,272      13,205
  Line of credit .....................................        59          11
  Current portion of obligations under capital
    lease ............................................       102         110
  Billings in excess of revenues and customer
    advances .........................................     7,886       9,214
                                                        --------    --------
     Total current liabilities .......................    28,834      34,495
Obligations under capital lease ......................        51          75
Minority interests ...................................        93          --
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
    authorized; 19,948,694 and 19,843,620 shares
    issued and outstanding at December 27, 1998 and
    September 30, 1998, respectively .................       199         198
  Additional paid-in capital .........................    96,874      96,096
  Retained earnings ..................................     8,105      13,713
                                                        --------    --------
     Total stockholders' equity ......................   105,178     110,007
                                                        --------    --------
     Total liabilities and stockholders' equity ......  $134,156    $144,577
                                                        --------    --------
                                                        --------    --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                      December 27,  December 28,
                                                           1998        1997
                                                           ----        ----
Net revenue ........................................    $ 25,316     $ 65,133
Cost of revenue ....................................      19,363       36,076
                                                        --------     --------
Gross profit .......................................       5,953       29,057
Operating expenses:
  Research and development .........................       8,248        8,375
  Selling, general and administrative ..............       6,398       10,243
  Acquired in-process research and development .....          --        8,417
  Special charges ..................................         650           --
                                                                     --------
Operating (loss) profit ............................      (9,343)       2,022
Other income, net ..................................         716          149
                                                        --------     --------
(Loss) income before income tax provision ..........      (8,627)       2,171
(Benefit from) provision for income taxes ..........      (3,019)       2,578
                                                        --------     --------
Net loss ...........................................    $ (5,608)    $   (407)
                                                        --------    --------
                                                        --------    --------

Net loss per common share:
  Basic ............................................    $  (0.28)    $  (0.02)
  Diluted ..........................................    $  (0.28)    $  (0.02)
Weighted average shares outstanding:
  Basic ............................................      19,885       19,457
  Diluted ..........................................      19,885       19,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                              ------------------
                                                           December 27,  December 28,
                                                                1998        1997
                                                                ----        ----

Cash flows from operating activities:
   Net loss ...........................................     $ (5,608)     $   (407)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation and amortization expense ...........        1,843         1,519
      Provision for write-downs of inventories ........          200           654
      Provision for bad debts .........................           --           700
      Net loss on disposal of assets ..................           54            --
      Amortization of premiums or discounts on
         marketable securities ........................           --             6
      Translation gains, net ..........................         (359)           --
      Acquired in-process research and development ....           --         8,417
      Changes in operating assets and liabilities:
         Trade accounts receivable ....................       (1,566)       13,316
         Contracts in progress ........................         (856)       (4,140)
         Inventories ..................................        4,673         1,603
         Other assets .................................         (495)       (1,285)
         Accounts payable .............................       (5,445)       (1,326)
         Accrued expenses and other liabilities .......        1,047        (3,112)
         Billings in excess of revenues and
            customer advances .........................       (1,328)          116
                                                            --------      --------
Net cash (used in) provided by operating activities ...       (7,840)       16,061
                                                            --------      --------
Cash flows from investing activities:
   Proceeds from maturities of marketable securities ..           --           685
   Purchases of marketable securities .................           --        (1,113)
   Proceeds from sale of property and equipment .......            6            --
   Purchases of property and equipment ................         (937)       (2,180)
                                                            --------      --------
Net cash used in investing activities .................         (931)       (2,608)
                                                            --------      --------
Cash flows from financing activities:
   Proceeds (repayments) of borrowings ................           48        (1,769)
   Repayment of capital lease obligations .............          (32)          (71)
   Distributions to shareholders of Equipe ............           --        (2,304)
   Investment from minority interest shareholders .....           93            --
   Proceeds from exercise of stock options and
      Employee Stock Purchase Plan ....................          779           214
                                                            --------      --------
Net cash provided by (used in) financing activities ...          888        (3,930)
                                                            --------      --------

Effect of exchange rate changes on cash ...............          182            --
                                                            --------      --------
Net (decrease) increase in cash and cash equivalents ..       (7,701)        9,523
Cash and cash equivalents at beginning of period ......       48,208        29,384
                                                            --------      --------
Cash and cash equivalents at end of period ............     $ 40,507      $ 38,907
                                                            --------      --------
                                                            --------      --------

                              PRI AUTOMATION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                      December 27,  December 28,
                                                           1998        1997
                                                           ----        ----

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest.......................................      $  8      $   11
      Taxes .........................................       608       5,112

Significant non-cash transactions:
   Acquisition of Interval Logic Corporation (Note F)

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. Basis of Presentation

   The condensed consolidated financial statements include the accounts of PRI Automation, Inc., its wholly-owned domestic subsidiaries and its wholly-owned and majority-owned foreign subsidiaries (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated.

   The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information have been made. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1998 included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

   In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe" or the "Equipe Combined Companies"). The acquisition of Equipe was accounted for using the pooling-of-interests method of accounting. All prior period condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Equipe (see Note G).

   For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B. Inventories

   Inventories consist of the following (in thousands):

                                             December 27,  September 30,
                                                 1998         1998
                                                 ----         ----
   Raw materials.............................  $14,622       $19,072
   Work-in-process...........................    4,827         5,242
   Finished goods............................    3,172         3,180
                                               -------       -------
                                               $22,621       $27,494
                                               -------       -------
                                               -------       -------


C. Accrued Expenses and Other Liabilities

   The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                             December 27,  September 30,
                                                 1998         1998
                                                 ----         ----
   Accrued expenses..........................  $ 6,150       $ 5,334
   Accrued compensation......................    3,060         2,833
   Warranty reserves.........................    5,062         5,038
                                               -------       -------
                                               $14,272       $13,205
                                               -------       -------
                                               -------       -------


D. Net Loss per Share

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income
(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted net income
(loss) per share does not assume the issuance of common shares that have an anti-dilutive effect. A reconciliation between basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                              Three Months Ended
                                                              ------------------
                                                      December 27, 1998  December 28, 1997
                                                      -----------------  -----------------
Net loss .............................................    $ (5,608)          $   (407)

Shares used in computation:
   Weighted average common shares outstanding
     used in computation of basic net loss per
     common share ....................................      19,885             19,457
   Dilutive effect of stock options and warrants .....          --                 --
   Shares used in computation of diluted net loss
     per common share ................................      19,885             19,457
                                                          ========           ========

   Basic net loss per share ..........................    $  (0.28)          $  (0.02)
   Diluted net loss per share ........................    $  (0.28)          $  (0.02)

   Options to purchase 754,854 and 991,492 shares of common stock were outstanding for the three months ended December 27, 1998 and December 28, 1997, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and the inclusion of such shares would be anti-dilutive. Additionally, options to purchase 164,214 and 11,500 shares of common stock were outstanding for the three months ended December 27, 1998 and December 28, 1997, respectively, but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

E. Comprehensive Income

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires, among other things, that any unrealized gains or losses on investments be included in other comprehensive income or loss. The Company's comprehensive loss for the periods presented in these financial statements was as follows.

                                                   Three Months Ended
                                                   ------------------
                                           December 27, 1998   December 28, 1997
                                           -----------------   -----------------
                                                     (in thousands)

   Net loss .................................   $(5,608)          $  (407)
   Other comprehensive loss before tax:
      Change in unrealized gain or loss on
         available-for-sale securities ......        --                (1)
                                                -------           -------
   Other comprehensive loss, net of tax .....        --                (1)
                                                -------           -------
   Comprehensive loss .......................   $(5,608)          $  (408)
                                                =======           =======

F. Acquisition of Interval Logic Corporation

   On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

   At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. Management is aware that it is responsible for estimating the fair value of purchased in-process research and development. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage product, which was under development. ILC had no product revenues during its existence and was a development stage enterprise. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets.

   The significant assumptions that affected the valuation of ILC concerned potential revenue and cost of completion, as well as the timing of the product release. In addition, the selection of an appropriate discount rate was a major factor in the valuation analysis.

   The revenue assumptions for this product were a key variable in the Company's valuation analysis. The Company developed revenue projections based on management's expected release date of March 1999 for the beta version of the Leverage product. Given that ILC had no historical revenue to rely on as a guide, the Company based its projections on revenues from a population of comparable companies. The revenue growth rates projected for the Leverage product were comparable to the 3-year cumulative average growth rate for the comparable companies. The costs of completion assumptions for the Leverage product were a second key variable in the Company's valuation analysis. These assumptions were based on detailed cost analysis provided by the head of research and development for ILC, and included assumptions regarding completion dates for development milestones. To date, the actual costs of completion incurred have not been materially different from the cost estimates used in the valuation model.

   The Company expects to make significant further investments in development in order to meet expected customer requirements, and anticipates that it will complete development in the third quarter of fiscal 1999. The Company must create a non-static model of a fab and provide links to real-time data that will enable the product to react to multiple real-time events that might impact the current fab scheduling. The Company estimates that the remaining effort will take approximately 175 engineering man-months at a cost of approximately $2,175,000.

   There have been no events subsequent to the acquisition which indicate that the completion of the Leverage product will be any less successful than the Company anticipated at the time of its initial valuation. However, the expected timing of the product release directly affects the Company's revenue projections. Any delay in the product release date could affect the revenue projections.

   The acquired technology had not reached technological feasibility at the time of the acquisition. The Company defines technological feasibility as the point at which a working model is functioning to designed specifications and has been placed at a beta test site. The Company expects the Leverage product to be released to a beta test site in March 1999. In addition, the technology had no alternative future use to the Company in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development. Based on the methodology described above, the Company assigned a fair value of $8,417,000 to the technology.

G. Acquisition of Equipe

   On January 22, 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe" or the "Equipe Combined Companies"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. The Company issued 4,088,016 shares of common stock in exchange for all of the outstanding stock of Equipe Technologies, Inc. using an exchange ratio of 0.760372 of one share of the Company's common stock for each share of Equipe Technologies, Inc. The Company issued 36,000 and 240,000 shares of the Company's common stock to E-Machine, Inc. and Equipe Japan Ltd., respectively. In addition, all outstanding Equipe stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. The business combination was accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations and cash flows of Equipe. Significant intercompany transactions among the Equipe Combined Companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements.

      The following information presents certain statement of operations data of the Company and Equipe for the period prior to the acquisition:

                                                                                        Combined
                                                          PRI Automation     Equipe     Companies
                                                          --------------     ------     ---------
                                                                        (in thousands)
Net revenue for:
   Three months ended December 28, 1997..................     $46,830       $18,303      $65,133
Net (loss) income for:
   Three months ended December 28, 1997 (1)..............     $(3,449)      $ 3,042      $  (407)

(1) For PRI Automation and Combined Companies, includes $8.4 million in charges for in-process research and development related to acquisition of ILC

   Equipe Technologies, Inc. and E-Machine, Inc. were S-corporations for income tax purposes prior to the acquisition. The following pro forma net loss and net loss per common share gives effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. were treated as C-corporations for the period presented. The pro forma information is shown for comparative purposes only.

                      Unaudited Pro Forma Net Loss per Common Share (In thousands, except per share data)

                                                                 Three Months
                                                                    Ended
                                                               December 28, 1997
                                                               -----------------

   Historical net loss .......................................     $  (407)
   Adjustment to Equipe income tax expense ...................      (1,156)
                                                                   -------
   Unaudited pro forma net loss ..............................     $(1,563)
                                                                   -------
                                                                   -------
   Unaudited pro forma diluted net loss per common share .....     $ (0.08)
                                                                   -------
                                                                   -------

H. Special Charges

   During the quarter ended December 27, 1998, the Company recorded special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first fiscal quarter. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The organizational restructuring occurred in response to the continued downturn in the semiconductor equipment industry. At December 27, 1998, $372,000 of these special charges remained in accrued expenses. The Company expects these costs to be paid by the end of the third fiscal quarter of 1999.

   During the second, third and fourth quarters of fiscal 1998, the Company had previously restructured its operations by consolidating its business unit structure into a more centralized functional organization as a result of market conditions and the Equipe acquisition. In connection with the restructuring, the Company recorded special charges of $5,601,000. The major components of the special charges included: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of specialized demonstration equipment for a particular customer of $528,000 associated with the closure of the customer training site that is not usable elsewhere. At December 27, 1998, $396,000 of the fiscal 1998 severance and lease reduction restructuring charges totaling $4,853,000 remained in accrued expenses. The Company expects these remaining costs to be paid by the end of fiscal 1999.

I. Income taxes

   The income tax benefit for the three months ended December 27, 1998 was $3,019,000, compared to a provision of $2,578,000 for the corresponding period in fiscal 1998. The effective tax rate reflects a 35.0% benefit in the first quarter of fiscal 1999 compared to a 118.7% provision for the corresponding period in fiscal 1998. The change in effective tax rates from the first quarter of fiscal 1998 is primarily due to the charges for acquired in-process research and development which were not fully deductible for tax purposes and to the fact that Equipe Technologies, Inc. and E-Machine, Inc. prior to January 1, 1998 were not subject to federal income tax due to S-corporation status. The tax rate, exclusive of the acquired in-process research and development charge and adjusted on a pro forma basis to provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. were C-corporations, for the three months ended December 28, 1997 would have been 35.2%. The Company has recognized a net deferred tax asset of $8,391,000 at December 27, 1998, and the Company believes it is more likely than not that this will be realized.

J. Joint Venture

   Effective June 1, 1998, the Company entered into a joint venture with Chung Song Systems Co., Ltd. ("CSSC") and Shinsung Engineering Co. Ltd. ("SEC") to distribute the Company's products and services in Korea. CSSC and SEC are in the business of development and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and CSSC and SEC each own 10% of the joint venture. The Company, CSSC, and SEC have committed to invest 2.6 billion Korean won, or approximately $2.2 million, as capital in the joint venture over a two-year period through June

2000. As of December 27, 1998, the Company had outstanding commitments under this agreement of 1.6 billion Korean won, or approximately $1.3 million.

K. Pending Acquisition of Promis

   On November 24, 1998, the Company agreed to acquire Promis Systems Corporation Ltd. ("Promis"), a Toronto-based Canadian corporation traded on the Toronto Stock Exchange. On January 26, 1999, the shareholders of Promis voted in favor of its acquisition by the Company. Promis is a leading developer of manufacturing execution systems software for semiconductor and precision electronics manufacturers. Pursuant to the agreement, Promis will undergo a recapitalization and, as a result, the Company will acquire, through a wholly owned subsidiary, the sole outstanding common share of Promis. Promis will issue approximately 1.7 million exchangeable shares to the holders of outstanding Promis common shares. In general, each holder of an exchangeable share will be able to exchange or redeem the share for one share of the Company's common stock. The acquisition is intended to be accounted for as a pooling of interests and is expected to be completed during the second fiscal quarter of 1999.

L. Recent Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information including entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will comply with the disclosure requirements of this statement in its Annual Report on Form 10-K to Shareholders for fiscal 1999. The Company has not yet determined the impact of the statement.

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

   The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's demand for capital expenditures, including systems manufactured and marketed by the Company. The present continuing downturn in the semiconductor industry has and could continue to materially adversely affect the Company's business. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

   In addition to the risks and uncertainties posed generally by the material cyclicality of the semiconductor industry and the effects of the continued downturn throughout the industry, the Company faces the following risks and uncertainties: continuation of the semiconductor industry downturn could jeopardize the Company's plans; the Company's restructuring plan has adversely affected its financial position; the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and are affected by the small number of systems it sells, its gross margins, its significant fixed costs and lack of backlog; the Company depends on a limited number of customers; the Company's future revenue sources are uncertain; the downturn in Asia could continue to adversely affect the Company's business; the Company's planned investments in Asia may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs employees who are difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company's recent acquisitions may disrupt its operations; acquisitions may dilute the equity interests of the Company's stockholders and reduce the Company's liquidity; the Company's international operations create special risks; the Company faces significant competition from other automation companies; the Company must continually improve its technology to remain competitive; the Company may continue to experience delays in product development and technical difficulties; the Company depends on one or a few suppliers for some matters; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the Company uses toxic and hazardous substances that could expose it to liability; the Company depends on Mordechai Weisler, its chairman, and Mitchell G. Tyson, its President and Chief Executive Officer; Year 2000 problems may disrupt the Company's operations; the market price of the Company's common stock is volatile; future sales by existing stockholders could depress the market price of the Company's common stock; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

Results of Operations

   Net revenue: Net revenue for the three months ended December 27, 1998 was $25.3 million compared to $65.1 million for the corresponding period in fiscal 1998, a decrease of 61.1%. Net export sales to European and Asian customers for the three months ended December 27, 1998 were $3.7 million compared to $19.2 million for the corresponding period in fiscal 1998, and accounted for 14.6% and 29.4% of net revenue, respectively. The decrease in net revenue is due to the continued downturn in the capital equipment sector of the semiconductor industry resulting from decrease in demand for semiconductor products and excess manufacturing capacity within the semiconductor industry. The decline in export revenue as a percentage of net revenue is attributable to this cyclical industry downturn as well as the adverse economic conditions in the Pacific Rim. Most sales to foreign customers are denominated in U.S. dollars with the exception of sales of some Equipe products which are denominated in local currencies. Non-U.S. dollar-denominated sales amounted to approximately $0.4 million, 1.8% of net revenue, for the three months ended December 27, 1998.

   Gross profit: The Company continues to experience the effects of the protracted downturn in the semiconductor industry. The gross profit margin for the three months ended December 27, 1998 decreased to 23.5% compared to 44.6% for the corresponding period in fiscal 1998. The decline in the gross profit margin is due to the combined impact of a reduction of higher margin equipment sales and unfavorable manufacturing capacity variances related to fixed costs and lower production volumes.

   Research and development: Research and development expenses for the three months ended December 27, 1998 were $8.2 million as compared to $8.4 million for the corresponding period in fiscal 1998, representing 32.6% and 12.9% of net revenue, respectively. The Company lowered research and development expenses by reducing the number of employees in engineering positions and through a three day company-wide shutdown in the first quarter of fiscal 1999. The decreases were offset partially by the additional costs related to product development and enhancements. The Company continues to maintain its investment in the development of next-generation products and its planning and scheduling software, including development of the ILC Leverage software product. Research and development costs increased as a percentage of net revenue for the three months ended December 27, 1998, compared with the corresponding period in fiscal 1998, due to the decline in revenues relative to costs.

   Selling, general and administrative: Selling, general and administrative expenses for the three months ended December 27, 1998 were $6.4 million, compared to $10.2 million for the corresponding period in fiscal 1998, representing 25.3% and 15.7% of net revenue, respectively. The decrease in the dollar amount of selling, general, and administrative expenses for the first quarter of fiscal 1999 is primarily attributable to reduced headcount in sales and administrative departments, approximating $1.2 million of expenses, decrease in provision for bad debts of $0.7 million, lower bonuses of $0.6 million and lower commissions expense of $0.5 million. Selling, general, and administrative expenses increased as a percentage of net revenue, however, due to the significant decline in net revenue.

    Acquired in-process research and development: On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

   At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage product, which was under development. ILC had no product revenues during its existence and was a development stage enterprise. The acquired technology had not reached technological feasibility at the time of the acquisition and was expensed as in-process research and development. The Company defined technological feasibility as the point at which a working model is functioning to designed specifications and has been placed at a beta test site. The purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. At the time of the acquisition, the fair value of $8,417,000 was assigned to the technology.

   There have been no subsequent events to the acquisition which indicate that the completion or exploitation of the Leverage project will be any less successful than was anticipated in the initial valuation. The product's beta release date is unchanged at March 1999, the development costs still approximate those earlier estimates, and the revene and cost projections remain unchanged. No key assumptions to date have been invalidated with the passage of time. See Note F of Notes to Condensed Consolidated Financial Statement, entitled "Acquisition of Interval Logic Corporation," for additional information relating to the Company's acquisition of ILC.

   Special charges: During the quarter ended December 27, 1998, the Company recorded special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first fiscal quarter. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The organizational restructuring occurred in response to the continued downturn in the semiconductor equipment industry. At December 27, 1998, $372,000 of these special charges remained in accrued expenses. The Company expects these costs to be paid by the end of the third fiscal quarter of 1999. These special charges, as well as the special charges recorded as a result of the restructurings in fiscal 1998, are expected to reduce operating expenses by about $4.0 million per quarter for the foreseeable future. These savings, while significant, are not comparable in any respects with the revenue decreases, but rather bring the cost structure more in line with business requirements while not sacrificing future growth prospects.

   Operating (loss) profit: As a result of the decline in revenue and the other foregoing factors, the loss from operations for the three months ended December 27, 1998 was $9.3 million, compared to income from operations of $2.0 million for the corresponding period in fiscal 1998. Excluding the special charges of $650,000, the operating loss for the three months ended December 27, 1998 would have been $8.7 million, or 34.3% of net revenue. This compares with operating income for the three months ended December 28, 1997 of $10.4 million, or 16.0% of net revenue, excluding the non-recurring charge of $8.4 million related to acquired in-process research and development recorded in the connection with the acquisition of Interval Logic Corporation in fiscal 1998.

   Other income, net: Other income, net for the three months ended
December 27, 1998 was $716,000, compared to $149,000 for the corresponding period in fiscal year 1998. Interest income for the three months ended December 27, 1998 was $423,000, compared to $325,000 for the corresponding period in fiscal year 1998. Interest expense for the three months ended December 27, 1998 and December 28, 1997 was $8,000 and $0, respectively. In addition to the increase in net interest income recorded in the first quarter of fiscal 1999, other income, net increased due to the net foreign currency translation gains of $359,000 for the three months ended December 27, 1998.

   (Benefit from) provision for income taxes: The income tax benefit for the three months ended December 27, 1998 was $3,019,000, compared to a provision of $2,578,000 for the corresponding period in fiscal 1998. The effective tax rate reflects a 35.0% benefit in the first quarter of fiscal 1999 compared to a 118.7% provision for the corresponding period in fiscal 1998. The change in effective tax rates from the first quarter of fiscal 1998 is primarily due to the charges for acquired in-process research and development which were not fully deductible for tax purposes and to the fact that Equipe Technologies, Inc. and E-Machine, Inc. prior to January 1, 1998, were not subject to federal income tax due to S-corporation status. The tax rate, exclusive of the acquired in-process research and development charge and adjusted on a pro forma basis to provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. were C-corporations, for the three months ended December 28, 1997 would have been 35.2%. The Company has recognized a net deferred tax asset of $8,391,000 at December 27, 1998, and the Company believes it is more likely than not that this will be realized. However, the realization of the net deferred tax assets is dependent on generating sufficient taxable income in future periods. The amount of the net deferred tax assets considered realizable could be significantly or completely reduced if taxable income is not generated for the forseeable future.

   Net loss: The net loss for the three months ended December 27, 1998 was $5.6 million, compared to the net loss of $0.4 million for the corresponding period in fiscal 1998. Excluding the special charges, net of their tax effect, the net loss for the three months ended December 27, 1998 would have been $5.2 million, or 20.5% of net revenue.

Liquidity and Capital Resources

   The Company has funded its operations primarily through bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

   As of December 27, 1998 the Company had working capital of $85.7 million, including cash and cash equivalents of $40.5 million as compared to working capital of $89.8 million and cash and cash equivalents of $48.2 million as of September 30, 1998.

   Net cash used in operating activities for the three months ended December 27, 1998 was $7.8 million, compared to net cash provided by operating activities of $16.1 million for the corresponding period in fiscal 1998. Net cash used in operating activities for the three months ended December 27, 1998 was primarily attributable to the net loss, which after adjusting for non-cash items, used $3.9 million, a decrease in accounts payable of $5.4 million, a decrease in billings in excess of revenues and customer advances of $1.3 million, and an increase in accounts receivable of $1.6 million. This was partially offset by cash provided by a decrease in inventories of $4.7 million and an increase in accrued expenses and other liabilities of $1.0 million. Net cash provided by operating activities for the three months ended December 28, 1997 was primarily attributable to a decrease in accounts receivable of $13.3 million and to the net loss, which after adjusting for non-cash items, provided $10.9 million.

   Net cash used in investing activities for the three months ended December 27, 1998 was $0.9 million as compared to $2.6 million for the corresponding period in fiscal 1998. Net cash used in investing activities for the three months ended December 27, 1998 was primarily attributable to purchases of property and equipment.

   Net cash provided by financing activities for the three months ended December 27, 1998 was $0.9 million as compared to net cash used in financing activities of $3.9 million for the corresponding period in fiscal 1998. The increase in cash proceeds from financing in the first quarter of fiscal 1999, compared with the corresponding period in fiscal 1998, is primarily attributable to the fact that distributions of $2.3 million were paid to shareholders of Equipe, in the first quarter of fiscal 1998, prior to the Company's acquisition of Equipe, and that $1.8 million was used to repay borrowings on bank overdrafts in the three months ended December 28, 1997. In addition, proceeds from the exercise of stock options and issuance of common stock pursuant to the Company's Employee Stock Purchase Plan amounted to $0.8 million and $0.2 million for the first quarter of fiscal 1999 and 1998, respectively.

   At December 27, 1998, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At December 27, 1998, the LIBOR borrowing rate would have been 6.62%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank of $428,000 at December 27, 1998, and therefore, the available balance under this credit agreement was $19,572,000 at December 27, 1998. At December 27, 1998, the Company was not in compliance with certain of the required covenants but subsequently obtained a waiver from the Bank. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the minimum consolidated net income requirements of the revolving credit agreement for the three months ended December 27, 1998. The Company expects to seek future waivers as necessary from the Bank beginning on the next measurement date of March 28, 1999. However, there can be no assurance that such waivers will be obtained.

   The Company believes its existing cash balances and access to financing will be sufficient for the next twelve months. The Company also believes its existing cash balances and access to financing will be sufficient for the foreseeable future beyond the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

Recent Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information including entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will comply with the disclosure requirements of this statement in its Annual Report to Shareholders for fiscal 1999. The Company has not yet determined the impact of the statement.

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

      The Project is addressing the impact of Year 2000 on Company products, internal IT systems, internal non-IT systems, and systems and products of the Company's suppliers and other third parties. The steps in completing the project are: (1) identify software systems and products that pose potential Year 2000 issues; (2) assess the Year 2000 readiness of each item identified; (3) develop and implement programs that will achieve Year 2000 readiness; (4) test to verify compliance; and (5) develop contingency plans as required.

   At December 27, 1998, the Project is in various stages of progress as discussed below:

   o PRI Products: The Company has completed the testing, evaluation and verification portion of the project for all of its current products. Year 2000 testing for new products is in process and will continue throughout 1999 prior to their being ready for sale to customers.

   o Internal IT Systems: The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company's operations will be interrupted by Year 2000 issues. The Company has completed approximately 60% of testing and verifying Year 2000 compliance of its internal IT systems. This segment of the Project is on schedule and is expected to be completed by June 30, 1999.

   o Internal Non-IT Systems: Internal non-IT systems include telecommunications systems, security systems, HVAC systems and utilities. Testing and verification of these systems is approximately 50% complete and is expected to be completed by March 31, 1999.

   o Supply Chain: The Company has been working with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. The Company's inquiry and assessment of their Year 2000 readiness is approximately 80% complete and is expected to be completed by March 31, 1999.

Costs

   Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $300,000. The total amount charged to expense through December 27, 1998 was approximately $160,000. The remaining amounts are expected to be spent during 1999.

Risk

   The Project is intended to reduce the Company's risk of experiencing significant Year 2000 problems. Based on the progress that the Company has made to date in addressing its Year 2000 issues, and its plan and timetable to complete the Project, the Company does not anticipate significant interruption in either its products or its normal operations. The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by the Company. To the extent that the Company's internal systems, or products and services obtained from third parties, are found not to be Year 2000 compliant, the Company could face disruptions in its business which could, in turn, cause delays in meeting production and shipping goals and could divert significant management resources.

   To minimize potential disruptions, the Company intends to adopt a contingency plan to address any issues raised during the completion of the assessment and testing phases of the Project. The Company expects to establish an initial contingency plan for each Project phase by the end of March 31, 1999. This plan will be modified as necessary during the final stages of the Project.

   If the Company identifies any significant Year 2000 problems late in the testing schedule, then the Company may not have sufficient time, resources or ability to remedy the problem. Any unexpected Year 2000 problem could require the Company to spend significant amounts of money to try to correct the problem. If any of the Company's products have Year 2000 problems that the Company cannot quickly correct, then the Company could lose customer goodwill and could face customer lawsuits.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

 Exhibit
  Number Description
  ------ -----------

 *****2.1 Combination Agreement dated as of November 24, 1998 between PRI
          Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.

     *3.4 Amended and Restated By-Laws of the Company

     *3.5 Restated Articles of Organization of the Company

    **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April 22, 1997

   ***3.7 Articles of Amendment to the Restated Articles of Organization of the
          Company, as approved by stockholders of the Company on January 16,
          1998

  ****4.1 Rights Agreement dated as of December 9, 1998, between PRI Automation,
          Inc. and State Street Bank and Trust Company, as Rights Agent

  ****4.2 Form of Certificate of Designation of Series A Participating
          Cumulative Preferred Stock of PRI Automation, Inc.

  ****4.3 Form of Rights Certificate

     27.1 Financial Data Schedule

     27.2 Financial Data Schedule

*****99.1 Form of Plan of Arrangement under Section 192 of the Canada
          Business Corporations Act of Promis Systems Corporation Ltd.

*****99.2 Form of Voting and Exchange Trust Agreement among the Company,
          1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee.

*****99.3 Form of Support Agreement among the Company, 1325949 Ontario Inc.
          and Promis Systems Corporation Ltd.


---------------

   * Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.

   ** Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.

  *** Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended June 28, 1998.

 **** Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K filed on November 25, 1998.

***** Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-3, File No 333-69721, as filed on December 24, 1998.

         b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on November 25, 1998. The Form 8-K reported that the Company had announced in a November 19, 1998 press release its financial operating results for the fiscal quarter ended September 30, 1998 and for the fiscal year then ended. The same Form 8-K reported that the Company had announced in a November 24, 1998 press release that it had reached a definitive agreement to acquire Promis Systems Corporation Ltd., a Canadian corporation.

   The Company also filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 10, 1998. This Form 8-K reported that the Company's Board of Directors, on December 7, 1998, declared a dividend of one Right for each outstanding share of Common Stock of the Company ("Common Shares"), to be issued to the holders of record of Common Shares outstanding on December 9, 1998, and with respect to Common Shares issued thereafter until the defined Distribution Date and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement dated as of December 9, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRI AUTOMATION, INC.


                                           /s/ STEPHEN D. ALLISON
Date:  February 10, 1999            By: _______________________________
                                              Stephen D. Allison
                                            Chief Financial Officer
                                         (Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit
  Number                        Description                                Page
  ------                        -----------                                ----

*****2.1 Combination Agreement dated as of November 24, 1998 between PRI Automation, Inc., 1325949 Ontario Inc. and Promis Systems Corporation Ltd.

     *3.4 Amended and Restated By-Laws of the Company

     *3.5 Restated Articles of Organization of the Company

    **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April 22, 1997

   ***3.7 Articles of Amendment to the Restated Articles of Organization of the
          Company, as approved by stockholders of the Company on January 16,
          1998

  ****4.1 Rights Agreement dated as of December 9, 1998, between PRI Automation,
          Inc. and State Street Bank and Trust Company, as Rights Agent

  ****4.2 Form of Certificate of Designation of Series A Participating
          Cumulative Preferred Stock of PRI Automation, Inc.

  ****4.3 Form of Rights Certificate

     27.1 Financial Data Schedule

     27.2 Financial Data Schedule

*****99.1 Form of Plan of Arrangement under Section 192 of the Canada
          Business Corporations Act of Promis Systems Corporation Ltd.

*****99.2 Form of Voting and Exchange Trust Agreement among the Company,
          1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee.

*****99.3 Form of Support Agreement among the Company, 1325949 Ontario Inc.
          and Promis Systems Corporation Ltd.


---------------

   * Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.

   ** Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.

  *** Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended June 28, 1998.

 **** Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K filed on November 25, 1998.

***** Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-3, File No 333-69721, as filed on December 24, 1998.