Form 10-K/A
period 1998-09-30
PRI AUTOMATION INC
filed 1999-02-26
CIK 927362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A
                                 AMENDMENT NO.1

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

    As of December 11, 1998, the Registrant had outstanding 19,946,299 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 28, 1999, are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

    Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 1998 by amending and restating Item 7 in its entirety as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    The inventory written down to net realizable value consisted principally of raw material parts used in the Factory Automation Systems division. The Company's forecasted customer demand and backlog for its products were substantially reduced in fiscal year 1998 due to the prolonged semiconductor industry downturn. Specifically, the Company's backlog in this division declined from $120,900,000 at September 30, 1997 to $45,600,000 at September 30, 1998.
Over this same period, gross inventory levels increased based upon forecasted customer demand that did not materialize. The Company's excess and obsolescence process identifies excess and obsolete parts by comparing on-hand quantities and committed purchases against the Company's twelve-month customer forecasted demand. The Company fully reserves for obsolete parts less salvage value and reserves a percentage of parts in excess of the twelve months forecasted demand.

    The Company experienced increased customer warranty demand in fiscal 1998. This was due to certain customers canceling service contracts due to customer funding constraints, which provided for full time, on-site Company service technicians, for a fixed fee, therefore shifting the warranty provision back to the Company. Additionally, certain customers delayed installation, therefore extending the warranty period, and demanded extended coverage for minor customer-specific problems. As a result of these conditions, the Company experienced a disproportionate increase in warranty requirements compared to fiscal 1998 sales levels. The Company prepares a detailed analysis of the warranty requirements for each contract under warranty. This analysis includes a planned deployment by service technician over the applicable contractual periods. The Company accrues the cost of these personnel for contracts under warranty and estimates the costs of materials to be consumed.

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

                                           PRI AUTOMATION, INC.

Date: February 26, 1999                   /s/ STEPHEN D. ALLISON
                                ------------------------------------------
                                            Stephen D. Allison
                                         Chief Financial Officer