Form 10-Q
period 1999-03-28
PRI AUTOMATION INC
filed 1999-05-12
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No  X .
                                             ---   ---
     The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1999:

                        CLASS                    NUMBER OF SHARES OUTSTANDING
            Common Stock, $.01 par value                   21,680,577

                              PRI AUTOMATION, INC.

                                      INDEX


                                                                                         Page No.
                                                                                         --------

Part I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Condensed Consolidated Balance Sheets as of
                                 March 28, 1999 and September 30, 1998                     3

                             Condensed Consolidated Statements of Operations for
                                 the Three and Six Months Ended March 28, 1999 and
                                 March 29, 1998                                            4

                             Condensed Consolidated Statements of Cash Flows for
                                 the Six Months Ended March 28, 1999 and
                                 March 29,1998                                             5

                             Condensed Consolidated Statements of Comprehensive
                                 Loss for the Three and Six Months Ended March 28,
                                 1999 and March 29, 1998                                   7

                             Notes to Condensed Consolidated Financial Statements          8

              Item 2.        Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations             16

Part II.      OTHER INFORMATION

              Item 2.        Changes in Securities                                         25

              Item 4.        Submission of Matters to a Vote of Security Holders           25

              Item 6.        Exhibits and Reports on Form 8-K                              26

SIGNATURE                                                                                  28

              Exhibit Index                                                                29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              PRI AUTOMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               MARCH 28,         SEPTEMBER 30,
                                                                                 1999                1998
                                                                                 ----                ----

                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................         $ 58,519            $ 57,047
   Trade accounts receivable, net......................................           30,721              34,443
   Contracts in progress...............................................            4,557               9,017
   Inventories.........................................................           21,704              27,494
   Deferred income taxes...............................................            7,181               7,832
   Other current assets................................................            5,518               7,254
                                                                              ----------          ----------
     Total current assets..............................................          128,200             143,087

   Property and equipment, net.........................................           18,144              20,306
   Deferred income taxes...............................................              559                 559
   Other assets........................................................            3,246               3,526
                                                                              ----------          ----------
     Total assets......................................................         $150,149            $167,478
                                                                              ----------          ----------
                                                                              ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................         $  9,470            $ 12,281
   Accrued expenses and other liabilities..............................           18,130              14,823
   Line of credit......................................................               54                  11
   Current portion of obligations under capital lease..................              708                 798
   Billings in excess of revenue and customer advances.................           12,435              14,726
                                                                              ----------          ----------
       Total current liabilities.......................................           40,797              42,639

Obligations under capital lease........................................              501                 734
Other non-current liabilities..........................................              765                 965
Minority interests.....................................................              170                  --

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized; 21,573,570 and 21,231,418 issued and outstanding at March 28, 1999 and
     September 30, 1998, respectively..................................              216                 212
   Additional paid-in capital..........................................          131,664             129,035
   Accumulated deficit.................................................          (23,964)             (6,107)
                                                                              ----------          ----------
       Total stockholders' equity......................................          107,916             123,140
                                                                                --------            --------
       Total liabilities and stockholders' equity......................         $150,149            $167,478
                                                                              ----------          ----------
                                                                              ----------          ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ----------------------         -----------------------
                                                             MARCH 28,    MARCH 29,         MARCH 28,     MARCH 29,
                                                               1999         1998               1999         1998
                                                               ----         ----               ----         ----
Net revenue..........................................         $ 30,291      $56,036          $ 59,926      $127,626
Cost of revenue......................................           18,773       28,193            38,918        64,894
                                                             ---------     --------         ---------     ---------

Gross profit.........................................           11,518       27,843            21,008        62,732
Operating expenses:
   Research and development..........................           10,875       12,320            21,289        22,491
   Selling, general and administrative...............            9,037       11,741            18,723        25,059
   Acquired in-process research and
       development...................................               --           --                --         8,417
   Merger costs and special charges..................            5,800        6,813             6,450         6,813
                                                             ---------     --------         ---------     ---------

Operating loss.......................................          (14,194)      (3,031)          (25,454)          (48)
Other income, net....................................              625          461             1,281           172
                                                             ---------     --------         ---------     ---------

(Loss) income before income taxes....................          (13,569)      (2,570)          (24,173)          124
(Benefit from) provision for income taxes............           (3,367)        (369)           (6,316)        2,329
                                                             ---------     --------         ---------     ---------

Net loss.............................................         $(10,202)     $(2,201)         $(17,857)     $ (2,205)
                                                             ---------     --------         ---------     ---------
                                                             ---------     --------         ---------     ---------

Net loss per common share:
   Basic.............................................           ($0.48)      ($0.11)           ($0.84)       ($0.11)
   Diluted...........................................           ($0.48)      ($0.11)           ($0.84)       ($0.11)
Weighted average shares outstanding:
   Basic.............................................           21,470       20,932            21,369        20,884
   Diluted...........................................           21,470       20,932            21,369        20,884














          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                 MARCH 28,           MARCH 29,
                                                                                   1999                1998
                                                                                   ----                ----
Cash flows from operating activities:
   Net loss............................................................         $(17,857)            $(2,205)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization expense.............................            4,293               4,006
     Provision for write-downs of inventories..........................              200                 663
     Provision for bad debts...........................................               54                 700
     Net loss on disposal of assets....................................               54                 437
     Deferred taxes....................................................              651                 (14)
     Translation (gains) losses, net...................................             (371)                534
     Minority interests in losses of subsidiaries......................              (29)                 --
     Acquired in-process research and development......................               --               8,417
     Changes in operating assets and liabilities:
       Trade accounts receivable.......................................            3,786              30,111
       Contracts in progress...........................................            4,460             (10,045)
       Inventories.....................................................            5,590              (4,797)
       Other assets....................................................            1,616                 154
       Accounts payable................................................           (2,725)              1,002
       Accrued expenses and other liabilities..........................            3,410              (1,697)
       Billings in excess of revenue and customer advances.............           (2,291)                (30)
                                                                                ----------         -----------

Net cash provided by operating activities..............................              841              27,236
                                                                                ----------         -----------

Cash flows from investing activities:
   Proceeds from maturities of marketable securities...................               --               1,485
   Purchases of marketable securities..................................               --              (4,531)
   Proceeds from sale of property and equipment........................                9                  20
   Purchases of property and equipment.................................           (1,511)             (4,860)
   Purchases of intangible assets......................................             (272)               (112)
   Payment for MASE acquisition........................................               --              (1,533)
                                                                                ----------         -----------

Net cash used in investing activities..................................           (1,774)             (9,531)
                                                                                ----------         -----------

                              PRI AUTOMATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                                 (In thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                 MARCH 28,           MARCH 29,
                                                                                   1999                1998
                                                                                   ----                ----
Cash flows from financing activities:
   Proceeds (repayments) of short-term borrowings, net.................               43              (1,769)
   (Repayments) proceeds of capital lease obligations, net.............             (323)                179
   Distributions to shareholders of Equipe.............................               --              (3,917)
   Investment from minority interest shareholders......................              199                  --
   Proceeds from exercise of stock options and Employee Stock
     Purchase Plan.....................................................            2,778                 542
   Reduction in paid-in capital for contingent consideration...........             (145)             (1,301)
                                                                                ----------            --------

Net cash provided by (used in) financing activities....................            2,552              (6,266)
                                                                                ----------            --------

Adjustment to conform fiscal period of Promis..........................               --                 (50)
Effect of exchange rate changes on cash................................             (147)               (405)
                                                                                ----------            --------
Net increase in cash and cash equivalents..............................            1,472              10,984
Cash and cash equivalents at beginning of period.......................           57,047              36,752
                                                                                ----------            --------
Cash and cash equivalents at end of period.............................          $58,519             $47,736
                                                                                ----------            --------
                                                                                ----------            --------



Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..........................................................            $  52             $    52
     Taxes.............................................................              782               8,408
   Significant non-cash transactions:
     Acquisition of Interval Logic Corporation (See Note G)















 The accompanying notes are an integral part of the condensed consolidated financial statements

                              PRI AUTOMATION, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ----------------------         -----------------------
                                                             MARCH 28,    MARCH 29,         MARCH 28,     MARCH 29,
                                                               1999         1998               1999         1998
                                                               ----         ----               ----         ----
Net loss.............................................         $(10,202)     $(2,201)         $(17,857)      $(2,205)

     Other comprehensive income, net of tax:
       Change in unrealized gain or loss on
       available-for-sale securities, net of tax.....               --            3                --             2
                                                           -----------  -----------        ----------    ----------

     Total other comprehensive income, net of tax                   --            3                --             2
                                                           -----------  -----------        ----------    ----------



Comprehensive loss...................................         $(10,202)     $(2,198)         $(17,857)      $(2,203)
                                                           -----------  -----------        ----------    ----------
                                                           -----------  -----------        ----------    ----------
































 The accompanying notes are an integral part of the condensed consolidated financial statements

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

     The interim financial data as of March 28, 1999 and for the six months ended March 28, 1999 and March 29, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1998 included in its Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission.

     In March 1999, the Company acquired Promis Systems Corporation Ltd. ("Promis"). The acquisition of Promis was accounted for using the pooling of interests method of accounting (see Note E). In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe"). The acquisition of Equipe was accounted for using the pooling of interests method of accounting (see Note F). All prior period historical condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Promis and Equipe.

     For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            MARCH 28,            SEPTEMBER 30,
                                                                              1999                   1998
                                                                              ----                   ----
     Raw materials................................................           $14,779               $19,072
     Work-in-process..............................................             4,635                 5,242
     Finished goods...............................................             2,290                 3,180
                                                                            --------              --------
                                                                             $21,704               $27,494
                                                                            --------              --------
                                                                            --------              --------

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

    The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                                                             MARCH 28,           SEPTEMBER 30,
                                                                               1999                  1998
                                                                               ----                  ----
     Accrued expenses.............................................          $  9,949              $  6,699
     Accrued compensation.........................................             3,247                 3,086
     Warranty reserves............................................             4,934                 5,038
                                                                           ---------             ---------
                                                                             $18,130               $14,823
                                                                           ---------             ---------
                                                                           ---------             ---------

D.   NET LOSS PER SHARE

     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ----------------------         -----------------------
                                                             MARCH 28,    MARCH 29,         MARCH 28,     MARCH 29,
                                                               1999         1998               1999         1998
                                                               ----         ----               ----         ----
Net loss.............................................         $(10,202)     $(2,201)         $(17,857)      $(2,205)

Shares used in computation:
     Weighted average common shares outstanding
       used in computation of basic net loss
       per common share..............................           21,470       20,932            21,369        20,884
     Dilutive effect of stock options and warrants...               --           --                   --         --
                                                              ---------   ---------          -----------   --------
     Shares used in computation of diluted net loss
       per common share..............................           21,470       20,932            21,369        20,884
                                                              ---------   ---------          -----------   --------
                                                              ---------   ---------          -----------   --------

Basic net loss per common share......................           $(0.48)      $(0.11)           $(0.84)       $(0.11)
Diluted net loss per common share....................           $(0.48)      $(0.11)           $(0.84)       $(0.11)

     Weighted average options to purchase 1,835,641 and 1,327,793 shares of common stock were outstanding for the three and six month periods ended March 28, 1999, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Additionally, weighted average options to purchase 6,706 and 143,978 shares of common stock were outstanding for the three and six month periods ended March 28, 1999, respectively, but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

     Weighted average options to purchase 949,927 and 1,064,028 shares of common stock were outstanding for the three and six month periods ended March 29, 1998, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Additionally, weighted average options to purchase 235,632 and 123,566 shares of common stock were outstanding for the three and six month periods ended March 29, 1998, respectively, but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive.

E. ACQUISITION OF PROMIS

     On March 2, 1999, the Company acquired Promis, a Canadian corporation, in a transaction accounted for as a pooling of interests. Promis was a developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. In connection with the acquisition, the Company issued 0.1353 exchangeable shares for each outstanding Promis share, or an aggregate of 1,389,974 exchangeable shares. Each exchangeable share may be exchanged at any time for one share of common stock of the Company. The Company assumed options to purchase 270,336 shares of the Company's common stock and a warrant to purchase 13,530 shares of common stock under this acquisition agreement.

     Prior to the acquisition, Promis prepared its financial statements based on a December 31 fiscal year-end. Promis' results of operations and cash flows for the three months ended December 31, 1997 are included in the Company's condensed consolidated statements of operations and cash flows for both fiscal 1998, presented herein, and fiscal 1997 in order to conform Promis' fiscal period. Promis' results of operations and cash flows for the three and six months ended March 31, 1998 have been combined with the Company's results of operations and statement of cash flows for the three and six months ended March 29, 1998. To conform fiscal periods, Promis' $50,000 increase in cash and cash equivalents for the three months ended December 31, 1997 has been eliminated in the Company's condensed consolidated statement of cash flows for the six months ended March 29, 1998 because this increase has been included in the beginning cash and cash equivalents at October 1, 1997. Promis' results of operations and cash flows for the three and six months ended March 28, 1999 have been combined with the Company's results of operations and statement of cash flows for the corresponding periods.

     The following information presents certain statements of operations data of the Company and Promis for the period prior to the Promis acquisition:

                                                                         PRI                      COMBINED
                                                                      AUTOMATION      PROMIS      COMPANIES
                                                                      ---------------------------------------
                                                                                     (in thousands)
Net revenue for:
   Three months ended December 27, 1998                                $  25,316      $  4,319      $  29,635

Net loss for:
   Three months ended December 27, 1998                                   (5,608)       (2,047)        (7,655)

F.   ACQUISITION OF EQUIPE

     On January 22, 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe" or the "Equipe Combined Companies"). Equipe was a worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers for semiconductor process tool manufacturers. The Company issued 4,088,016 shares of common stock in exchange for all of the outstanding stock of Equipe Technologies, Inc., using an exchange ratio of 0.760372 of one share of the Company's common stock for each share of Equipe Technologies, Inc, and the Company issued 36,000 and 240,000 shares of the Company's common stock for the common stock of E-Machine, Inc. and Equipe Japan Ltd., respectively. In addition, all outstanding Equipe stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. The business combination was accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations and cash flows of Equipe. Significant intercompany transactions among the Equipe Combined Companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements.

     Equipe Technologies, Inc. and E-Machine, Inc. were S-corporations for income tax purposes prior to the acquisition. The following pro forma net loss and net loss per common share give effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. had been treated as C-corporations for the period presented. The pro forma information is shown for comparative purposes only.

                  UNAUDITED PRO FORMA NET LOSS PER COMMON SHARE
                      (In thousands, except per share data)

                                                                                           SIX MONTHS
                                                                                              ENDED
                                                                                          MARCH 29, 1998

     Historical consolidated net loss                                                        $(2,205)
     Adjustment to Equipe income tax expense                                                  (1,156)
                                                                                             --------
     Unaudited pro forma net loss                                                            $(3,361)
                                                                                             --------
                                                                                             --------
     Unaudited pro forma diluted net loss per common share.                                  $ (0.16)
                                                                                             --------
                                                                                             --------

G.   ACQUISITION OF INTERVAL LOGIC CORPORATION

     On October 29, 1997 the Company acquired Interval Logic Corporation ("ILC"), a California corporation, for aggregate consideration of 111,258 shares of the Company's common stock. In addition, the Company assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. The Company accounted for the transaction as a purchase.

     At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. Management is aware that it is responsible for estimating the fair value of purchased in-process research and development. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage product, which was under development. ILC had no product revenues during its prior existence and was a development stage enterprise. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets.

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

     The Company expects to make significant further investments in development in order to meet expected customer requirements, and anticipates that it will complete development in the third quarter of fiscal 1999. The Company must create a non-static model of a fab and provide links to real-time data that will enable the product to react to multiple real-time events that might impact the current fab scheduling. The Company estimates that the remaining effort will take approximately 95 engineering man-months at a cost of approximately $1.2 million.

     There have been no events subsequent to the acquisition which indicate that the completion of the Leverage product will be any less successful than the Company anticipated at the time of its initial valuation. However, the expected timing of the product release directly affects the timing of the Company's revenue projections. Any delay in the product release date could affect the revenue projections.

     The acquired technology had not reached technological feasibility at the time of the acquisition. The Company defines technological feasibility as the point at which a working model is functioning to designed specifications and has been placed at a beta test site. The Leverage product was first released to a beta test site in March 1999. In addition, the technology had no alternative future use to the Company in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development. Based on the methodology described above, the Company assigned a fair value of $8,417,000 to the technology.

H.   ACQUISITION OF MASE

     Effective October 2, 1997, the Company's Promis subsidiary purchased certain business assets and assumed liabilities of MASE Systems, Inc. of San Jose, California for $1.5 million in cash. The business acquisition was accounted for as a purchase. The following net assets were acquired:

     Net non-cash working capital                                $   170
     Capital assets                                                   26
     Intellectual property                                         1,337
                                                                  ------
     Total consideration                                          $1,533
                                                                  ------
                                                                  ------

I.   MERGER COSTS AND SPECIAL CHARGES

     During fiscal 1998, the Company restructured its operations by consolidating its business unit structure in response to market conditions and the Equipe acquisition. In connection with the restructuring, the Company recorded special charges of $5,601,000. The major components of the special charges included: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of specialized demonstration equipment of $528,000 associated with the closure of a customer training site for a particular customer that was not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in connection with the restructuring, $240,000 remained in accrued expenses at March 28, 1999. The Company expects these remaining costs to be paid by the end of fiscal 1999.

     During the quarter ended December 27, 1998, the Company recorded additional special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first quarter of fiscal 1999. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. At March 28, 1999, $22,000 of these special charges remained in accrued expenses. The Company expects these costs to be paid by the end of the third fiscal quarter of 1999.

     During the quarter ended March 28, 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of March 28, 1999, $2,043,000 of these acquisition costs remained in accrued expenses and are expected to be paid by the end of fiscal 1999. Additionally, during the quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for severance and other compensation costs related to personnel in the selling, general, and administrative functions; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. At March 28, 1999, $1,296,000 of these charges remained in accrued expenses and is expected to be paid by the end of calendar year 2000.

J.   INCOME TAXES

     The income tax benefit for the three months ended March 28, 1999 was $3,367,000, compared to a benefit of $369,000 for the corresponding period in fiscal 1998. The effective tax rate reflects a 24.8% benefit in the second quarter of fiscal 1999 compared to a 14.4% benefit for the corresponding period in fiscal 1998. The tax rate for the second quarter of fiscal 1999, excluding $3,950,000 of Promis merger-related costs which were primarily non-deductible, would have been 35%. The effective tax rate for the second quarter of fiscal 1998 would have been a 13.7% provision, excluding the $4.1 million in non-deductible merger costs related to Equipe, primarily due to the utilization of net operating loss carryforwards to offset earnings of certain foreign subsidiaries.

     For the six months ended March 28, 1999, the income tax benefit was $6,316,000, or an effective tax rate of 26.1%. For the corresponding period in fiscal 1998, the income tax provision was $2,329,000 or an effective tax rate of 21.4%, excluding special charges related to the acquired in-process research and development and the Equipe merger costs, which were primarily non-deductible for tax purposes. Prior to January 1, 1998, Equipe Techonologies, Inc. and E-Machine, Inc. were not subject to federal income tax due to S-corporation status.

     The Company has recognized a net deferred tax asset of $7,740,000 at March 28, 1999, and the Company believes it is more likely than not that this will be realized. However, the realization of the net deferred tax assets considered realizable could be significantly or completely reduced if taxable income is not anticipated to be generated in the foreseeable future.

K.   CONTINGENT LIABILITY

     In 1993, the Company's Promis subsidiary purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company. The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares of the Company, valued at $73.91 per common share. At that time, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which approximately $4.0 million exceeded the market value of the common shares owned by the sellers on April 7, 1998.

     On March 29, 1996, Promis made a formal claim against the sellers pursuant to the dispute resolution provisions of the original purchase and sale agreements. The sellers filed certain counterclaims against the Company.

     In 1997, Promis and the sellers reached a settlement of the dispute. The settlement provided that commencing on April 7, 1998 the Company would pay additional cash to the sellers in an amount equal to the amount by which the market value of 59,889 exchangeable common shares, on each of the agreed-upon payment dates, is less than $73.91 per common share. As part of the settlement, the additional cash consideration was payable as to 50% on April 7, 1998, and the remaining 50% being due in 20 quarterly installments commencing on July 7, 1998 through April 7, 2003. Under the terms of the settlement agreement, the sellers are restricted as to the number of shares of the Company's common stock which can be sold in any quarter prior to April 7, 2003.

     Since the payment of additional consideration is determined based on the Company's share price at various future dates, any additional consideration will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of March 28, 1999, calculated based on the market value of the Company's common stock at March 26, 1999, is approximately $1.2 million.

L.   JOINT VENTURE

     Effective June 1, 1998, the Company entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") and Chung Song Systems Co., Ltd. ("CSSC") to distribute the Company's products and services in Korea. SEC and CSSC are in the business of developing and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and SEC and CSSC each own 10% of the joint venture. The Company, SEC and CSSC have committed to invest 2.6 billion Korean won, or approximately $2.2 million, in the joint venture over a two-year period through June 2000. As of March 28, 1999, the Company had outstanding commitments under this agreement of 1.3 billion Korean won, or approximately $1.1 million.

M.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information including entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will comply with the disclosure requirements of this statement in its Annual Report on Form 10-K for fiscal 1999.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by fiscal 2000. The Company is evaluating SFAS No. 133 to determine its impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. In particular, statements in Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the Company's expected shipment levels and profitability and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

     The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's capital expenditures and, consequently, on demand for systems manufactured and marketed by the Company. The present continuing downturn in the semiconductor industry has materially adversely affected the Company's business, and could continue to do so in the future. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

     In addition to the risks and uncertainties posed generally by the cyclicality of the semiconductor industry and the effects of the continued downturn throughout the industry, the Company faces the following risks and uncertainties: continuation of the semiconductor industry downturn and expense reduction measures the Company might take in response could interfere with the Company's product development efforts and jeopardize its ability to respond rapidly to an industry recovery; the Company's restructuring costs have adversely affected its financial position; the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and are affected by the high price and relatively small number of systems it sells, variations in its gross margins, its significant fixed costs and lack of backlog; the Company depends on a limited number of customers; the Company's future revenue sources are uncertain; the downturn in Asia could continue to adversely affect the Company's business; the Company's planned investments in Asia may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs employees who because of their skills and experience may be difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company's recent acquisitions may disrupt its operations; acquisitions may dilute the equity interests of the Company's stockholders and reduce the Company's liquidity; the Company's international operations create special risks and uncertainties over which the Company has substantially less control than those relating to its domestic operations;
the Company faces significant competition from other automation companies;
the Company must continually improve its technology to remain competitive;
the Company may experience delays in product development and technical difficulties; the Company depends on one or a few suppliers for some materials; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the Company uses small quantities of toxic and hazardous substances that could expose it to liability; the Company depends on Mordechai Weisler, its chairman, and Mitchell G. Tyson, its President and Chief Executive Officer; Year 2000 problems may disrupt the Company's operations; the market price of the Company's common stock is volatile; future sales by existing stockholders could depress the market price of the Company's common stock; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

RESULTS OF OPERATIONS

     On March 2, 1999, the Company acquired Promis Systems Corporation Ltd., a Canadian corporation ("Promis"). Promis was a leading developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe"). Equipe was a leading worldwide developer, manufacturer, and supplier of wafer handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. Each of these business combinations was accounted for as a pooling of interests. The financial results of the Company have been restated to reflect the results of operations for the combined entities.

     REVENUE: Net revenue for the three and six months ended March 28, 1999 was $30.3 million and $59.9 million, respectively, a decrease of 45.9% and 53.0%, respectively, over the corresponding periods in fiscal 1998. Net revenue was adversely affected by the slowdown in capital equipment spending in the semiconductor industry and by the Asian financial crisis, both of which resulted in further delays in customer orders and postponements of customer deliveries. Net export sales for the three and six months ended March 28, 1999 were $10.8 million and $16.7 million, respectively, compared to $21.1 million and $44.3 million, respectively, for the corresponding periods in fiscal 1998. Net export revenue to European and Asian customers for the three months and six months ended March 28, 1999 accounted for 35.6% and 27.8% of net revenue, respectively, as compared to 37.8% and 34.7%, respectively, of net revenue for the corresponding periods in fiscal 1998. Most sales to foreign customers are denominated in U.S. dollars, with the exception of some sales by foreign subsidiaries which are denominated in local currencies. Non-U.S. dollar denominated sales amounted to approximately $0.5 million and $0.9 million, or 1.5% and 1.5% of net revenue, for the three and six months ended March 28, 1999. As a result, the Company does not believe it is significantly exposed to foreign currency risk.

     GROSS PROFIT: The gross profit margin for the three and six months ended March 28, 1999 was 38.0% and 35.1%, respectively, as compared to 49.7% and 49.2% for the corresponding periods in fiscal 1998. The deterioration in margins is the result of fixed costs and lower volumes, change in product mix and price competition.

     RESEARCH AND DEVELOPMENT: Research and development expenses for the three and six months ended March 28, 1999 were $10.9 million and $21.3 million, respectively, representing 35.9% and 35.5% of net revenue, respectively, compared to $12.3 million and $22.5 million, representing 22.0% and 17.6% of net revenue for the corresponding periods in fiscal 1998. The increase in spending as a percent of net revenue reflects the Company's continued investment in research and development during the industry downturn.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three and six months ended March 28, 1999 were $9.0 million and $18.7 million, respectively, representing 29.8% and 31.2% of net revenue, compared to $11.7 million and $25.1 million, representing 21.0% and 19.6% of net revenue for the corresponding periods in fiscal 1998. During fiscal 1999, the Company has continued to reduce its costs in these areas in response to the reduction in net revenue.

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

     At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. The purchased technology, specifically, ILC's Leverage product, was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. At the time of the acquisition, the fair value of $8,417,000 of the acquired technology that had not reached technological feasibility was expensed as in-process research and development. The significant further investments in development required and currently underway to meet expected customer requirements is anticipated to be completed in the third quarter of fiscal 1999. The total effort was estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. This project included completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise.

      There have been no subsequent events to the acquisition which indicate that the completion or exploitation of the Leverage project will be any less successful than was anticipated in the initial valuation. The Leverage product was first released to a beta test site in March 1999, the development costs still approximate those earlier estimates, and the revenue and cost projections remain unchanged. The Company estimates that the remaining effort will take approximately 95 engineering man-months at a cost of approximately $1.2 million. No key assumptions to date have been invalidated with the passage of time. See Note G of Notes to Condensed Consolidated Financial Statements, entitled "Acquisition of Interval Logic Corporation," for additional information relating to the Company's acquisition of ILC.

     MERGER COSTS AND SPECIAL CHARGES: During fiscal 1998, the Company restructured its operations by consolidating its business unit structure in response to market conditions and the Equipe acquisition. In connection with the restructuring, the Company recorded special charges of $5,601,000. The major components of the special charges included: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of specialized demonstration equipment of $528,000 associated with the closure of a customer training site for a particular customer that was not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in connection with the restructuring, $240,000 remained in accrued expenses at March 28, 1999. The Company expects these remaining costs to be paid by the end of fiscal 1999.

     During the quarter ended December 27, 1998, the Company recorded additional special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first quarter of fiscal 1999. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. At March 28, 1999, $22,000 of these special charges remained in accrued expenses. The Company expects these costs to be paid by the end of the third fiscal quarter of 1999.

     During the quarter ended March 28, 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of March 28, 1999, $2,043,000 of these acquisition costs remained in accrued expenses and are expected to be paid by the end of fiscal 1999. Additionally, during the quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for severance and other compensation costs related to personnel in the selling, general, and administrative functions; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. At March 28, 1999, $1,296,000 of these charges remained in accrued expenses and is expected to be paid by the end of calendar year 2000.

     The special charges recorded by the Company during the first two quarters of fiscal 1999, as well as the special charges recorded in fiscal 1998, are expected to reduce operating expenses, primarily for payroll and facility costs, by approximately $3.9 million per quarter for the remainder of fiscal 1999. These savings, while significant, are not commensurate with the revenue decreases experienced by the Company during these periods. Rather, the Company's objective has been to bring its cost structure more in line with business requirements without sacrificing future growth prospects.

     OTHER INCOME, NET: Other income, net, for the three and six months ended March 28, 1999 was $625,000 and $1,281,000, respectively, compared to $461,000 and $172,000 for the corresponding periods in fiscal 1998. Interest income for the three and six months ended March 28, 1999 was $488,000 and $1,036,000, respectively, compared to $525,000 and $938,000 for the corresponding periods in fiscal 1998. Interest expense for the three and six months ended March 28, 1999 was $20,000 and $52,000, respectively, compared to $30,000 and $42,000 for the corresponding periods in fiscal 1998. The fluctuation in other income, net, for the six months ended March 28, 1999, compared to the corresponding period in fiscal 1998, is primarily due to a net foreign exchange gain of $371,000 for the six months ended March 28, 1999 and a net foreign exchange loss of $534,000 for the corresponding period in fiscal 1998.

     (BENEFIT FROM) PROVISION FOR INCOME TAXES: The income tax benefit for the three months ended March 28, 1999 was $3,367,000, compared to a benefit of $369,000 for the corresponding period in fiscal 1998. The effective tax rate reflects a 24.8% benefit in the second quarter of fiscal 1999 compared to a 14.4% benefit for the corresponding period in fiscal 1998. The tax rate for the second quarter of fiscal 1999, excluding $4.0 million of Promis merger-related costs which were primarily non-deductible, would have been 35%. The effective tax rate for the second quarter of fiscal 1998 would have been a 13.7% provision, excluding the $4.1 million in non-deductible merger costs related to Equipe, primarily due to the utilization of net operating loss carryforwards to offset earnings of certain foreign subsidiaries. For the six months ended March 28, 1999, the income tax benefit was $6,316,000, or an effective tax rate of 26.1%. For the corresponding period in fiscal 1998, the income tax provision was $2,329,000 or an effective tax rate of 21.4%, excluding special charges related to the acquired in-process research and development and the Equipe merger costs, which were primarily non-deductible for tax purposes. Prior to January 1, 1998, Equipe Techonologies, Inc. and E-Machine, Inc. were not subject to federal income tax due to S-corporation status. The Company has recognized a net deferred tax asset of $7,740,000 at March 28, 1999, and the Company believes it is more likely than not that this will be realized. However, the realization of the net deferred tax assets considered realizable could be significantly or completely reduced if taxable income is not anticipated to be generated in the foreseeable future.

     NET LOSS: The net loss for the three and six months ended March 28, 1999 was $10.2 million and $17.9 million, respectively, as compared with a net loss of $2.2 million for each of the three and six month periods ended March 29, 1998. Excluding merger costs and special charges, the net loss for the three months ended March 28, 1999 would have been $5.0 million as compared to net income of $3.7 million in the same period in fiscal 1998. Diluted net loss per common share excluding the special charges would have been $0.24 for the three months ending March 28, 1999 as compared to diluted net income per common share of $0.17 for the corresponding period in fiscal 1998. Excluding the acquired in-process research and development costs and the other special charges recorded by the Company, and after adjusting for pro forma taxes for Equipe for the three months ended December 28, 1997, net loss for the six months ended March 28, 1999 would have been $12.3 million, or diluted net loss per common share of $0.57, as compared with net income of $10.9 million, or diluted net income per common share of $0.50, for the corresponding period in fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through private equity financing, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

     As of March 28, 1999 the Company had working capital of $87.4 million, including cash and cash equivalents of $58.5 million, compared to working capital of $100.4 million and cash and cash equivalents of $57.0 million as of September 30, 1998.

     Net cash provided by operating activities for the six months ended March 28, 1999 was $0.8 million, compared to $27.2 million for the corresponding period in fiscal 1998. Net cash provided by operating activities for the six months ended March 28, 1999 was attributable to a decrease in accounts receivable of $3.8 million, a decrease in contracts in progress of $4.5 million, a decrease in inventories of $5.6 million, a decrease in other assets of $1.6 million and an increase in accrued expenses and other liabilities of $3.4 million. This was partially offset by a decrease in accounts payable of $2.7 million and a decrease in billings in excess of revenue and customer advances of $2.3 million. The net loss, after adjusting for non-cash items, also used $13.0 million. Net cash provided by operating activities for the six months ended March 29, 1998 was primarily attributable to a decrease in accounts receivable of $30.1 million. The net loss, after adjusting for non-cash items, also provided $12.5 million. These amounts were offset by an increase in contracts in progress of $10.0 million and an increase in inventories of $4.8 million.

     Net cash used in investing activities for the six months ended March 28, 1999 was $1.8 million, compared to $9.5 million for the corresponding period in fiscal 1998. This fluctuation is primarily attributable to the decrease of $3.3 million in capital equipment purchases by the Company in fiscal 1999.

Additionally, in the same period of fiscal 1998, net cash was also invested in marketable securities of $3.0 million and used in the $1.5 million Promis acquisition of MASE.

     Net cash provided by financing activities for the six months ended March 28, 1999 was $2.6 million, compared to net cash used in financing activities for the corresponding period of fiscal 1998 of $6.3 million. The net cash provided by financing activities for the six months ended March 28, 1999 was primarily attributable to proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan. The net cash used in financing activities for the same period of fiscal 1998 was primarily due to repayments of Equipe's bank overdraft borrowings of $1.8 million, distributions to Equipe shareholders of $3.9 million and a payment for contingent consideration of $1.3 million related to the Promis acquisition of Palette Systems, Inc.

     At March 28, 1999, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At March 28, 1999, the LIBOR borrowing rate would have been 5.15%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank in the aggregate amount of $140,000 at March 28, 1999, and therefore, the available balance under this credit agreement was $19,860,000 at March 28, 1999. At March 28, 1999, the Company was not in compliance with certain of the required covenants but subsequently obtained a waiver from the Bank. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the minimum consolidated net income requirements of the revolving credit agreement for the three months ended March 28, 1999. The Company expects to seek future waivers as necessary from the Bank, on the next measurement date of June 27, 1999. However, there can be no assurance that such waivers will be obtained.

     The Company's Promis subsidiary also had an operating line of credit of approximately $2.9 million and two forward exchange contract facilities up to a maximum of $20 million for contract periods of 12 months and 18 months with the Bank of Nova Scotia. The operating line of credit bears interest at the bank's prime rate plus 0.25%. At March 28, 1999, the effective borrowing rate was 7.25%. The ability of the Company to effect borrowings under these credit facilities is conditioned upon the meeting of certain margin and convenant requirements. The operating line of credit agreement expired on April 30, 1999 and has not been renewed. The forward contract facilities expire monthly through December 31, 1999. There were no borrowings against the operating credit facilities as of March 28, 1999. Open forward contracts of $5,195,000 existed as of March 28, 1999. The Company's Promis subsidiary has entered into these foreign currency contracts to purchase Canadian dollars forward, as a hedge against currency fluctuations. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes. The Company intends to conform Promis' policies to those of the Company. Based on the Company's overall evaluation of its market risk exposures from its financial instruments at March 28, 1999, a short-term change in exchange rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

     The Company believes its existing cash balances and access to financing will be sufficient for the next twelve months. The Company also believes its existing cash balances and access to financing will be sufficient for the foreseeable future beyond the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information including entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will comply with the disclosure requirements of this statement in its Annual Report on Form 10-K for fiscal 1999.

     In April 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company does not expect the statement to have a material impact on its financial condition and results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in fiscal 2000. The Company is evaluating SFAS No. 133 to determine its impact on its consolidated financial statements.

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

PROJECT

     The Company is implementing a plan intended to ensure that all of the Company's processes and systems have been assessed, tested and made Year 2000 compliant. The Company engaged the services of an information technology consulting firm to assist in the program management of the Project and created a Project Team which includes representatives from each of the Company's divisions. The Year 2000 Project has been in operation since 1997 and is proceeding on schedule.

     The Project is addressing the impact of Year 2000 on Company products, internal IT systems, internal non-IT systems, and systems and products of the Company's suppliers and other third parties. The steps in completing the project are to: (1) identify software systems and products that pose potential Year 2000 issues; (2) assess the Year 2000 readiness of each item identified; (3) develop and implement programs that will achieve Year 2000 readiness; (4) test to verify readiness; and (5) develop contingency plans as required.

     At March 28, 1999, the Project is in various stages of progress as discussed below:

      - PRI PRODUCTS: The Company has completed the testing, evaluation and verification portion of the project for all of its current products. New products not yet released to customers are being designed and tested to achieve Year 2000 readiness prior to the Company's sale of these products.

     - INTERNAL IT SYSTEMS: The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company's operations will be interrupted by Year 2000 issues. The Company has completed approximately 80% of testing and verifying Year 2000 compliance of its internal IT systems. This segment of the Project is on schedule and is expected to be completed by June 1999.

     - INTERNAL NON-IT SYSTEMS: Internal non-IT systems include telecommunications systems, security systems, HVAC systems and utilities. Testing and verification of these systems is approximately 70% complete and is expected to be completed by June 1999.

     - SUPPLY CHAIN: The Company has been working with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. The Company's inquiry and assessment of their Year 2000 readiness is approximately 80% complete and is expected to be completed by June 1999.

COSTS

         Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $400,000. The total amount charged to expense through March 28, 1999 was approximately $230,000. The remaining amounts are expected to be spent during calendar 1999.

RISKS

     The Project is intended to reduce the Company's risk of experiencing significant Year 2000 problems. Based on the progress that the Company has made to date in addressing its Year 2000 issues, and its plan and timetable to complete the Project, the Company does not anticipate significant interruption of its normal operations or significant liability resulting from Year 2000 non-compliance of the Company's products. However, the risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by the Company. To the extent that the Company's internal systems, or products and services obtained from third parties, are found not to be Year 2000 compliant, the Company could face disruptions in its business which could, in turn, cause delays in meeting production and shipping goals and could divert significant management resources.

     To minimize potential disruptions, the Company intends to adopt a contingency plan to address any issues raised during the completion of the assessment and testing phases of the Project. The Company expects to establish an initial contingency plan for each Project phase by the end of June 1999. This plan will be modified as necessary during the final stages of the Project.

     If the Company identifies any significant Year 2000 problems late in the testing schedule, it is possible that the Company may not have sufficient time, resources or ability to remedy the problems. Any unexpected Year 2000 problem could require the Company to spend significant amounts of money to try to correct the problem. If any of the Company's products demonstrate previously undetected Year 2000 non-compliance that the Company cannot quickly correct, then the Company could lose customer goodwill and could face customer lawsuits.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a)          Not applicable

     (b)          Not applicable

     (c)          Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on February 25, 1999, (the Annual Meeting") the Company's stockholders fixed the number of directors of the Company at six, and elected six persons as directors of the Company.

     The number of votes cast for, or withheld from, each nominee for election as director were as follows:


NOMINEE                                       FOR                         WITHHELD AUTHORITY
-------                                       --                          ------------------
Mordechai Wiesler                         12,713,973                             1,551,632
Mitchell G. Tyson                         12,713,575                             1,552,030
Amram Rasiel                              12,714,373                             1,551,232
Boruch B. Frusztajer                      12,713,173                             1,552,432
Alexander V. d'Arbeloff                   12,714,373                             1,551,232
Kenneth M. Thompson                       12,718,673                             1,546,932

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits

 EXHIBIT
 NUMBER           DESCRIPTION

    *3.4          Amended and Restated By-Laws of the Company
    *3.5          Restated Articles of Organization of the Company
   **3.6          Articles of Amendment to the Restated Articles of Organization of the Company,
                  as approved by stockholders of the Company on April 22, 1997
  ***3.7          Articles of Amendment to the Restated Articles of Organization of the Company,
                  as approved by stockholders of the Company on January 16, 1998
****10.1          Plan of Arrangement under Section 192 of the Canada Business Corporations Act of Promis
                  Systems Corporation Ltd. dated March 2, 1999
****10.2          Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Promis
                  Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee dated March 2, 1999
****10.3          Support Agreement among the Company, 1325949 Ontario Inc. and Promis Systems
                  Corporation Ltd. dated March 2, 1999
    27.1          Financial Data Schedule
    27.2          Financial Data Schedule

--------------

* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1,
      File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q,for the period ended December 28, 1997.
**** Incorporated by reference to the form of agreement included as an Exhibit to the Company's Registration Statement on Form S-3, File No. 333-69721.




              b)  Reports on Form 8-K


     The Company filed a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission on January 14, 1999. The Form 8-K disclosed information concerning the Company's directors and executive officers, the compensation of such directors and officers, and the security ownership of management and certain beneficial owners of the Company's common stock for the fiscal year ended September 30, 1998. The Company elected to disclose this information prior to the distribution of its proxy statement so that it could provide the information to the shareholders of Promis Systems Corporation, Ltd. upon the filing of the Form 8-K.

     The Company also filed Form 8-K with the Securities and Exchange Commission on January 29, 1999. This Form 8-K reported that the Company had announced in a January 28, 1999 press release its operating results for the fiscal quarter ended December 27, 1998.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 1999. This report stated that on March 2, 1999, the Company acquired Promis Systems Corporation Ltd., a Canadian corporation, pursuant to a plan of arrangement under Section 192 of the Canada Business Corporations Act. Also, this Form 8-K reported that on March 11, 1999, Promis changed its name to PRI Automation (Canada), Inc.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PRI AUTOMATION, INC.



                                                     /s/ Stephen D. Allison
Date:  May 12, 1999                By:
                                        ---------------------------------------
                                                      Stephen D. Allison
                                                  Duly Authorized Officer and
                                                  Principal Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER           DESCRIPTION                                                                        PAGE
 ------           -----------                                                                        ----


    *3.4          Amended and Restated By-Laws of the Company
    *3.5          Restated Articles of Organization of the Company
   **3.6          Articles of Amendment to the Restated Articles of Organization of the Company,
                  as approved by stockholders of the Company on April 22, 1997
  ***3.7          Articles of Amendment to the Restated Articles of Organization of the Company,
                  as approved by stockholders of the Company on January 16, 1998
****10.1          Plan of Arrangement under Section 192 of the Canada Business Corporations Act of Promis
                  Systems Corporation Ltd. dated March 2, 1999
****10.2          Voting and Exchange Trust Agreement among the Company, 1325949 Ontario Inc., Promis
                  Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee dated March 2, 1999
****10.3          Support Agreement among the Company, 1325949 Ontario Inc. and Promis Systems
                  Corporation Ltd. dated March 2, 1999
    27.1          Financial Data Schedule
    27.2          Financial Data Schedule

---------------

* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1,
      File No. 33-81836.
** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
*** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q,for the period ended December 28, 1997.
**** Incorporated by reference to the form of agreement included as an Exhibit to the Company's Registration Statement on Form S-3, File No. 333-69721.