Form 10-Q/A
period 1999-03-28
PRI AUTOMATION INC
filed 1999-05-14
CIK 927362

         FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              Commission File Number
         ______ to ______                            0-24934

                              PRI Automation, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-2495703
         -------------                                   ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

         805 Middlesex Turnpike                          01821-3986

 (Address of principal executive offices)                (zip code)

                  Registrant's telephone number: (978) 670-4270

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1999:

         CLASS                                     NUMBER OF SHARES OUTSTANDING
         -----                                     ----------------------------

         Common Stock, $.01 par value                     21,680,577

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 28, 1999, initially filed on May 12, 1999, by amending and restating the cover page thereto as set forth above, to indicate the correct response ("yes," instead of "no" as was mistakenly entered on the cover page of the initial filing) to the query whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRI Automation, Inc.



                                          By: /s/ Stephen D. Allison
                                          --------------------------------
                                          Stephen D. Allison
                                          Chief Financial Officer



Date:  May 14, 1999