Form 10-Q
period 1999-06-27
PRI AUTOMATION INC
filed 1999-08-10
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 27, 1999

                                       OR

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
                                             -----    -----

    The number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999:

          Class                                    Number of Shares Outstanding
          -----                                    ----------------------------
Common Stock, $.01 par value                                21,999,531

                              PRI AUTOMATION, INC.

                                      INDEX


                                                                            PAGE NO.
                                                                            --------
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                  June 27, 1999 and September 30, 1998                         3

                 Condensed Consolidated Statements of Operations for
                  the Three and Nine Months Ended June 27, 1999 and
                  June 28, 1998                                                4

                 Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended June 27, 1999 and
                  June 28, 1998                                                5

                 Condensed Consolidated Statements of Comprehensive
                  Loss for the Three and Nine Months Ended June 27,
                  1999 and June 28, 1998                                       7

                 Notes to Condensed Consolidated Financial Statements          8

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               15

Part II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             24

SIGNATURE                                                                     25

         Exhibit Index                                                        26


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                               JUNE 27,   SEPTEMBER 30,
                                                                                 1999        1998
                                                                              ---------    ---------
                                     ASSETS
Current assets:
 Cash and cash equivalents ................................................   $  60,008    $  57,047
 Trade accounts receivable, net ...........................................      27,756       34,443
 Contracts in progress ....................................................       4,744        9,017
 Inventories ..............................................................      22,279       27,494
 Deferred income taxes ....................................................        --          7,832
 Other current assets .....................................................       7,133        7,254
                                                                              ---------    ---------
  Total current assets ....................................................     121,920      143,087

Property and equipment, net ...............................................      18,832       20,306
Deferred income taxes .....................................................        --            559
Other assets ..............................................................       2,866        3,526
                                                                              ---------    ---------
  Total assets ............................................................   $ 143,618    $ 167,478
                                                                              ---------    ---------
                                                                              ---------    ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................................   $  11,431    $  12,281
 Accrued expenses and other liabilities ...................................      16,487       14,823
 Line of credit ...........................................................          29           11
 Current portion of obligations under capital lease .......................         670          798
 Billings in excess of revenue and customer advances ......................      14,344       14,726
                                                                              ---------    ---------
  Total current liabilities ...............................................      42,961       42,639

Obligations under capital lease ...........................................         528          734
Other non-current liabilities .............................................         816          965
Minority interest .........................................................         170           --

Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized; 21,924,323 and
  21,231,418 issued and outstanding at June 27, 1999 and
  September 30, 1998, respectively ........................................         219          212
 Additional paid-in capital ...............................................     136,009      129,035
 Accumulated deficit ......................................................     (37,085)      (6,107)
                                                                              ---------    ---------
  Total stockholders' equity ..............................................      99,143      123,140
                                                                              ---------    ---------
  Total liabilities and stockholders' equity ..............................   $ 143,618    $ 167,478
                                                                              ---------    ---------
                                                                              ---------    ---------



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                             JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                              1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
Net revenue .............................   $  34,494    $  43,458    $  94,420    $ 171,084
Cost of revenue .........................      19,875       30,531       58,793       95,425
                                            ---------    ---------    ---------    ---------

Gross profit ............................      14,619       12,927       35,627       75,659

Operating expenses:
   Research and development .............      11,507       11,485       32,796       33,976
   Selling, general and administrative ..       9,809       12,608       28,532       37,667
   Acquired in-process research and
       development ......................          --           --           --        8,417
   Merger costs and special charges .....          --        1,640        6,450        8,453
                                            ---------    ---------    ---------    ---------

Operating loss ..........................      (6,697)     (12,806)     (32,151)     (12,854)
Other income, net .......................         877          214        2,158          386
                                            ---------    ---------    ---------    ---------

Loss before income taxes ................      (5,820)     (12,592)     (29,993)     (12,468)
Provision for (benefit from) income taxes       7,301       (4,189)         985       (1,860)
                                            ---------    ---------    ---------    ---------

Net loss ................................   $ (13,121)   $  (8,403)   $ (30,978)   $ (10,608)
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------

Net loss per common share:
   Basic ................................      ($0.60)      ($0.40)      ($1.44)      ($0.51)
   Diluted ..............................      ($0.60)      ($0.40)      ($1.44)      ($0.51)
Weighted average shares outstanding:
   Basic ................................      21,736       21,045       21,491       20,938
   Diluted ..............................      21,736       21,045       21,491       20,938



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              NINE MONTHS ENDED
                                                             JUNE 27,    JUNE 28,
                                                              1999        1998
                                                            --------    --------
Cash flows from operating activities:
 Net loss ...............................................   $(30,978)   $(10,608)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization expense .................      6,430       6,044
  Provision for write-downs of inventories ..............        400       5,563
  Provision for bad debts ...............................        407       1,563
  Net loss on disposal of assets ........................         54         481
  Deferred income taxes .................................      8,391         (14)
  Translation (gains) losses, net .......................       (758)        834
  Minority interest in losses of subsidiaries ...........        (29)         --
  Acquired in-process research and development ..........         --       8,417
  Changes in operating assets and liabilities:
    Trade accounts receivable ...........................      6,356      36,972
    Contracts in progress ...............................      4,273      (2,635)
    Inventories .........................................      4,815      (8,592)
    Other assets ........................................         74      (5,408)
    Accounts payable ....................................       (735)     (7,111)
    Accrued expenses and other liabilities ..............      2,074      (1,356)
    Billings in excess of revenue and customer
     advances ...........................................       (382)      1,788
                                                            --------    --------

Net cash provided by operating activities ...............        392      25,938
                                                            --------    --------

Cash flows from investing activities:
 Proceeds from the sale of marketable securities ........         --       2,331
 Proceeds from maturities of marketable securities ......         --       1,685
 Purchases of marketable securities .....................         --      (5,547)
 Proceeds from sale of property and equipment ...........          9          20
 Purchases of property and equipment ....................     (4,036)    (11,027)
 Purchases of intangible assets .........................       (275)       (112)
 Net effect on cash balances from Chiptronix acquisition          --         246
 Payment for MASE acquisition ...........................         --      (1,533)
 Reduction in paid-in capital for contingent
  consideration .........................................       (216)     (1,301)
                                                            --------    --------

Net cash used in investing activities ...................     (4,518)    (15,238)
                                                            --------    --------


                              PRI AUTOMATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                                 (In thousands)
                                   (Unaudited)


                                                                                  NINE MONTHS ENDED
                                                                                 --------------------
                                                                                 JUNE 27,    JUNE 28,
                                                                                  1999        1998
                                                                                --------    --------
Cash flows from financing activities:
 Proceeds (repayments) of short-term borrowings, net ........................         18      (1,871)
 (Repayments) proceeds of capital lease obligations, net ....................       (334)        305
 Distributions to shareholders of Equipe ....................................         --      (4,507)
 Investment from minority interest shareholders .............................        199          --
 Proceeds from exercise of stock options and Employee Stock
  Purchase Plan .............................................................      7,197       1,558
                                                                                --------    --------

Net cash provided by (used in) financing activities .........................      7,080      (4,515)
                                                                                --------    --------

Adjustment to conform fiscal period of Promis ...............................         --         (50)
Effect of exchange rate changes on cash .....................................          7        (673)
                                                                                --------    --------
Net increase in cash and cash equivalents ...................................      2,961       5,462
Cash and cash equivalents at beginning of period ............................     57,047      36,752
                                                                                --------    --------
Cash and cash equivalents at end of period ..................................   $ 60,008    $ 42,214
                                                                                --------    --------
                                                                                --------    --------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest ..................................................................   $    100    $     88
  Taxes .....................................................................        827       8,684
 Significant non-cash transactions:
  Acquisition of Interval Logic Corporation
  Acquisition of Chiptronix Handling Systems GmbH



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  -------------------     --------------------
                                                  JUNE 27,   JUNE 28,     JUNE 27,    JUNE 28,
                                                   1999        1998        1999         1998
                                                 --------    --------    --------    --------
Net loss .....................................   $(13,121)   $ (8,403)   $(30,978)   $(10,608)

 Other comprehensive income, net of tax:
  Change in unrealized gain or loss on
  available-for-sale securities, net of tax ..         --           4          --           6
                                                 --------    --------    --------    --------

  Total other comprehensive income, net of tax         --           4          --           6
                                                 --------    --------    --------    --------

Comprehensive loss ...........................   $(13,121)   $ (8,399)   $(30,978)   $(10,602)
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------



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

    The interim financial data as of June 27, 1999 and for the three and nine months ended June 27, 1999 and June 28, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1998 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended.

    In March 1999, the Company acquired Promis Systems Corporation Ltd. ("Promis"). The acquisition of Promis was accounted for using the pooling-of-interests method of accounting. In May 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"), the European distributor of Equipe products. In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe"). The acquisitions of Equipe and Chiptronix both were accounted for using the pooling-of-interests method of accounting. All prior period historical condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Promis and Equipe. The Company has not restated its financial statements for the acquisition of Chiptronix because the effect of restatement is immaterial.

    For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

    Inventories consist of the following (in thousands):


                                          JUNE 27,   SEPTEMBER 30,
                                           1999         1998
                                         -------       -------
    Raw materials......................  $14,952       $19,072
    Work-in-process....................    4,790         5,242
    Finished goods.....................    2,537         3,180
                                         -------       -------
                                         $22,279       $27,494
                                         -------       -------
                                         -------       -------


C.  ACCRUED EXPENSES AND OTHER LIABILITIES

    The significant components of accrued expenses and other liabilities consist of the following (in thousands):


                                          JUNE 27,   SEPTEMBER 30,
                                           1999         1998
                                         -------       -------
    Accrued expenses.................... $ 6,575       $ 6,699
    Accrued compensation................   5,295         3,086
    Warranty reserves...................   4,617         5,038
                                         -------       -------
                                         $16,487       $14,823
                                         -------       -------
                                         -------       -------



D.   NET LOSS PER SHARE

    Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net loss per share is as follows (in thousands, except per share data):


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  --------------------    ---------------------
                                                   JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net loss ......................................   $(13,121)   $ (8,403)   $(30,978)   $(10,608)

Shares used in computation:
 Weighted average common shares outstanding
  used in computation of basic net loss
  per common share ............................     21,736      21,045      21,491      20,938
 Dilutive effect of stock options and
  warrants ....................................         --          --          --          --
                                                  --------    --------    --------    --------
 Shares used in computation of diluted net loss
  per common share ............................     21,736      21,045      21,491      20,938
                                                  --------    --------    --------    --------
                                                  --------    --------    --------    --------

Basic net loss per common share ...............   $  (0.60)   $  (0.40)   $  (1.44)   $  (0.51)
Diluted net loss per common share .............   $  (0.60)   $  (0.40)   $  (1.44)   $  (0.51)


    Weighted average options to purchase 1,385,373 and 1,346,986 shares of common stock were outstanding for the three and nine month periods ended June 27, 1999, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Additionally, weighted average options to purchase 792,996 and 360,317 shares of common stock were outstanding for the three and nine month periods ended June 27, 1999, respectively, but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

    Weighted average options to purchase 730,165 and 952,740 shares of common stock were outstanding for the three and nine month periods ended June 28, 1998, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Additionally, weighted average options to purchase 1,660,324 and 635,819 shares of common stock were outstanding for the three and nine month periods ended June 28, 1998, respectively, but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

E. ACQUISITION OF PROMIS

    On March 2, 1999, the Company acquired Promis, a Canadian corporation, in a transaction accounted for as a pooling of interests. Promis is a developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. In connection with the acquisition, the Company issued 0.1353 exchangeable shares for each outstanding Promis share, or an aggregate of 1,389,974 exchangeable shares. Each exchangeable share may be exchanged at any time for one share of common stock of the Company. The Company assumed options to purchase 270,336 shares of the Company's common stock and a warrant to purchase 13,530 shares of common stock, converted at the common stock exchange ratio, under this acquisition agreement.

    Prior to the acquisition, Promis prepared its financial statements based on a December 31 fiscal year-end. Promis' results of operations and cash flows for the three months ended December 31, 1997 are included in the Company's condensed consolidated statements of operations and cash flows for both fiscal 1998, presented herein, and fiscal 1997 in order to conform Promis' fiscal period to the Company's. Promis' results of operations and cash flows for the three and nine months ended June 28, 1998 have been combined with the Company's results of operations and statement of cash flows for the three and nine months ended June 28, 1998. To conform fiscal periods, Promis' $50,000 increase in cash and cash equivalents for the three months ended December 31, 1997 has been eliminated in the Company's condensed consolidated statement of cash flows for the nine months ended June 28, 1998, because this increase has been included in the beginning cash and cash equivalents at October 1, 1997. Promis' results of operations and cash flows for the three and nine months ended June 27, 1999 have been combined with the Company's results of operations and statement of cash flows for the corresponding periods.

    The following information presents certain statements of operations data of the Company and Promis for the period prior to the Promis acquisition:


                                                         PRI                 COMBINED
                                                      AUTOMATION   PROMIS    COMPANIES
                                                      ----------   ------    ---------
                                                               (IN THOUSANDS)
Net revenue for:
 Three months ended December 27, 1998 ..............   $25,316     $ 4,319    $29,635
Net loss for:
 Three months ended December 27, 1998 ..............    (5,608)     (2,047)    (7,655)



F.   ACQUISITION OF EQUIPE

    On January 22, 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd., (collectively, "Equipe" or the "Equipe Combined Companies"). Equipe is a worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers for semiconductor process tool manufacturers. The Company issued 4,088,016 shares of common stock in exchange for all of the outstanding stock of Equipe Technologies, Inc., using an exchange ratio of 0.760372 of one share of the Company's common stock for each share of Equipe Technologies, Inc, and the Company issued 36,000 and 240,000 shares of the Company's common stock for the common stock of E-Machine, Inc. and Equipe Japan Ltd., respectively. In addition, all outstanding Equipe stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. The business combination was accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations and cash flows of Equipe. Significant intercompany transactions among the Equipe Combined Companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements.

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

                  UNAUDITED PRO FORMA NET LOSS PER COMMON SHARE
                  ---------------------------------------------
                      (In thousands, except per share data)


                                                                    NINE MONTHS
                                                                       ENDED
                                                                   JUNE 28, 1998
                                                                   -------------

    Historical consolidated net loss ..............................  $(10,608)
    Adjustment to Equipe income tax expense .......................    (1,156)
                                                                     --------
    Unaudited pro forma net loss ..................................  $(11,764)
                                                                     --------
                                                                     --------
    Unaudited pro forma diluted net loss per common share .........  $  (0.56)
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

    The revenue assumptions for this product were a key variable in the Company's valuation analysis. The Company developed revenue projections based on management's expected release date of March 1999 for the beta version of the Leverage product. Given that ILC had no historical revenue to rely on as a guide, the Company based its projections on revenues from a population of comparable companies. The revenue growth rates projected for the Leverage product were comparable to the 3-year cumulative average growth rate for the comparable companies. The costs of completion assumptions for the Leverage product were a second key variable in the Company's valuation analysis. These assumptions were based on detailed cost analysis provided by the head of research and development for ILC, and included assumptions regarding completion dates for development milestones. The total effort was estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. This project included completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The significant further investments in development required to meet expected customer requirements were substantially completed in the third quarter of fiscal 1999. The actual development costs have approximated the cost estimates used in the valuation model. No key assumptions to date have been invalidated with the passage of time.

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

H.   ACQUISITION OF MASE

    Effective October 2, 1997, the Company's Promis subsidiary purchased certain business assets and assumed liabilities of MASE Systems, Inc. of San Jose, California for $1.5 million in cash. The business acquisition was accounted for as a purchase. The following net assets (in thousands) were acquired:

     Net non-cash working capital ........ $  170
     Capital assets ......................     26
     Intellectual property ...............  1,337
                                           ------
     Total consideration ................. $1,533
                                           ------
                                           ------


I.   MERGER COSTS AND SPECIAL CHARGES

    In connection with the acquisition of Equipe, direct acquisition costs of $4,490,000 for legal, investment banking and accounting fees were recorded in fiscal 1998. Approximately $100,000 remained in accrued expenses at June 27, 1999 in connection with these direct acquisition costs and are expected to be paid by the end of calendar 1999.

    During the entire fiscal year 1998, the Company restructured its operations by consolidating its business unit structure in response to market conditions and the Equipe acquisition. In connection with the restructuring, the Company recorded special charges of $5,601,000. The major components of the special charges included: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of $528,000 for specialized demonstration equipment associated with the closure of a customer training site for a particular customer that was not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in connection with the restructuring, $86,000 remained in accrued expenses at June 27, 1999. The Company expects these remaining costs to be paid by the end of fiscal 1999.

    During the quarter ended December 27, 1998, the Company recorded additional special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first quarter of fiscal 1999. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. As of June 27, 1999, all of these special charges had been paid.

    During the quarter ended March 28, 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of June 27, 1999, all of these merger costs had been paid. Additionally, during the quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for severance and other compensation costs related to personnel in the selling, general, and administrative functions; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. At June 27, 1999, $609,000 of these charges remained in accrued expenses and are expected to be paid by the end of calendar year 2000.

J.  INCOME TAXES

    The income tax provision for the three and nine months ended June 27, 1999 was $7,301,000 and $985,000, respectively, as compared to a benefit of $4,189,000 and $1,860,000 for the corresponding periods in fiscal 1998.
During the quarter ended June 27, 1999 management concluded that a full valuation allowance against its net deferred tax assets is required, under applicable accounting criteria, due to uncertainties surrounding their realization. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of March 28, 1999, reduced by current quarter adjustments to the net deferred tax assets, has been established to reflect these uncertainties in the amount of $7,061,000. For the nine months ended June 27, 1999 the Company has recorded a tax provision of $240,000 primarily for foreign taxes. The effective tax benefit for the nine months ended June 28, 1998 was unfavorably affected by the charges for acquired in-process research and development and merger and other special charges which are not fully deductible for income tax purposes. This unfavorable impact was partially offset by the effect of the acquisition of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter S-corporations for federal income tax purposes for the three months ended December 28, 1997. The effective tax rate exclusive of the charges for acquired in-process research and development and merger and special charges would have been (31.4%) and 14.8% for the three and nine month periods ending June 28, 1998, respectively.

K.  CONTINGENT LIABILITY

    At June 27, 1999, the Company had a contingent liability of $1.0 million. In 1993, the Company's Promis subsidiary purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company. The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares of the Company, valued at $73.91 per common share. At that time, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which approximately $4.0 million exceeded the market value of the common shares owned by the sellers on April 7, 1998.

    On March 29, 1996, Promis made a formal claim against the sellers pursuant to the dispute resolution provisions of the original purchase and sale agreements. The sellers filed certain counterclaims against Promis. In 1997, Promis and the sellers reached a settlement of the dispute. The settlement provided that commencing on April 7, 1998 Promis would pay additional cash to the sellers in an amount equal to the amount by which the market value of 59,889 exchangeable common shares, on each of the agreed-upon payment dates, is less than $73.91 per common share. As part of the settlement, half the additional cash consideration was payable on April 7, 1998, with the remaining half due in 20 quarterly installments commencing on July 7, 1998 through April 7, 2003. Under the terms of the settlement agreement, the sellers are restricted as to the number of shares of the Company's common stock which can be sold in any quarter prior to April 7, 2003.

    Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of June 27, 1999, calculated based on the market value of the Company's common stock at June 25, 1999, is approximately $1.0 million.

L.  JOINT VENTURE

    Effective June 1, 1998, the Company entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") and Chung Song Systems Co., Ltd. ("CSSC") to distribute the Company's products and services in Korea. SEC and CSSC are in the business of developing and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and SEC and CSSC each own 10% of the joint venture. The Company, SEC and CSSC have committed to invest on a pro rata basis 2.6 billion Korean won, or approximately $2.3 million, in the joint venture over a two-year period through June 2000. As of June 27, 1999, the Company had outstanding commitments under this agreement of 1.0 billion Korean won, or approximately $0.9 million.

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

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, as defined, to be expensed as incurred. The Company does not expect the statement to have a material impact on its financial condition and results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by fiscal 2001. The Company is evaluating SFAS No. 133 to determine its impact on its consolidated financial statements.

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

    The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's capital expenditures and, consequently, on demand for systems manufactured and marketed by the Company. The recent downturn in the semiconductor industry has materially adversely affected the Company's business, and could continue to do so in the future. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

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

RESULTS OF OPERATIONS

    On March 2, 1999, the Company acquired Promis Systems Corporation Ltd., a Canadian corporation ("Promis"). Promis is a leading developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. On January 22, 1998 the Company acquired Equipe Technologies, Inc., E-Machine, Inc. and Equipe Japan Ltd. (collectively, "Equipe"). Equipe is a leading worldwide developer, manufacturer, and supplier of wafer handling robots, pre-aligners and controllers to semiconductor process tool manufacturers. Each of these business combinations was accounted for as a pooling of interests. The financial results of the Company have been restated to reflect the results of operations for the combined entities. On May 19, 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"), a Switzerland corporation, which is the European distributor of Equipe products. The business combination was accounted for as a pooling of interests; however, as the financial position and results of operations of Chiptronix are immaterial to the financial position and results of operations of the Company on a consolidated basis, no prior period financial amounts have been restated.

    NET REVENUE: In the quarter ended June 27, 1999, the Company experienced its second consecutive quarter of revenue growth. Net revenue for the three and nine months ended June 27, 1999 was $34.5 million and $94.4 million, a decrease of 20.6% and 44.8% over the corresponding periods in fiscal 1998, respectively. Net revenue continues to be adversely affected by the decline in capital equipment spending in the semiconductor industry during 1998. Net export sales outside of North America for the three and nine months ended June 27, 1999 were $11.3 million and $28.0 million, respectively, compared to $18.0 million and $62.3 million, respectively, for the corresponding periods in fiscal 1998. Net export revenue to European and Asian customers for the three and nine months ended June 27, 1999 accounted for 32.9% and 29.7% of net revenue, respectively, as compared to 41.4% and 36.4%, respectively, of net revenue for the corresponding periods in fiscal 1998.

    GROSS PROFIT: The gross profit margin for the three and nine months ended June 27, 1999 was 42.4% and 37.8%, respectively, as compared to 29.7% and 44.2% for the corresponding periods in fiscal 1998. Excluding an inventory provision of $4.9 million, to reduce inventories to their net realizable values, recorded by the Company in the third quarter of fiscal 1998, the gross profit margin for the three and nine months ended June 28, 1998 was 41.0% and 47.1%. In the quarter ended June 27, 1999, the gross profit margin was favorably affected by $2.0 million of revenue arising from a single order cancellation for which there were few associated costs. The decline in margins for the nine months ended June 27, 1999, as compared with the corresponding period of fiscal 1998, is the result of fixed costs and lower unit volume, change in product mix and price competition primarily in the first two quarters of fiscal 1999.

    RESEARCH AND DEVELOPMENT: Research and development expenses for the three and nine months ended June 27, 1999 were $11.5 million and $32.8 million, respectively, representing 33.3% and 34.7% of net revenue, respectively, compared to $11.5 million and $34.0 million, representing 26.4% and 19.9% of net revenue for the corresponding periods in fiscal 1998. The consistent spending levels reflect the Company's continued investment in research and development during the industry downturn.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three and nine months ended June 27, 1999 were $9.8 million and $28.5 million, respectively, representing 28.4% and 30.2% of net revenue, compared to $12.6 million and $37.7 million, representing 29.0% and 22.0% of net revenue for the corresponding periods in fiscal 1998. During fiscal 1999, the Company has continued to reduce its costs in these areas in response to the reduction in net revenue.

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

    At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. Management is aware that it is responsible for estimating the fair value of purchased in-process research and development. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage product, which was under development. ILC had no product revenues during its prior existence and was a development stage enterprise. The total effort was estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. This project included completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The significant further investments in development required to meet expected customer requirements were substantially completed in the third quarter of fiscal 1999. The actual development costs have approximated the cost estimates used in the valuation model. No key assumptions to date have been invalidated with the passage of time.

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

    MERGER COSTS AND SPECIAL CHARGES: In connection with the acquisition of Equipe, direct acquisition costs of $4,490,000 for legal, investment banking and accounting fees were recorded in fiscal 1998. Approximately $100,000 remained in accrued expenses at June 27, 1999 in connection with these direct acquisition costs and are expected to be paid by the end of calendar 1999.

    During the entire fiscal year 1998, the Company restructured its operations by consolidating its business unit structure in response to market conditions and the Equipe acquisition. In connection with the restructuring, the Company recorded special charges of $5,601,000. The major components of the special charges included: provisions for severance compensation of $1,910,000 resulting from terminations of 244 personnel in manufacturing, engineering, and selling, general and administrative functions; costs of $2,943,000 relating to reductions in leased facilities; and a non-cash write-down of $528,000 for specialized demonstration equipment associated with the closure of a customer training site for a particular customer that was not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in connection with the restructuring, $86,000 remained in accrued expenses at June 27, 1999. The Company expects these remaining costs to be paid by the end of fiscal 1999.

    During the quarter ended December 27, 1998, the Company recorded additional special charges of $650,000. These charges represent provisions for severance compensation relating to the termination of 62 personnel, approximately 6% of the workforce, completed in the first quarter of fiscal 1999. These personnel reductions were approximately 65% in manufacturing and customer support, 15% in engineering, and 20% in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. As of June 27, 1999, all of these special charges had been paid.

    During the quarter ended March 28, 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of June 27, 1999, all of these merger costs had been paid. Additionally, during the quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for severance and other compensation costs related to personnel in the selling, general, and administrative functions; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. At June 27, 1999, $609,000 of these charges remained in accrued expenses and are expected to be paid by the end of calendar year 2000.

    The actions that resulted in the special charges recorded by the Company during the first and second quarters of fiscal 1999, as well as the special charges recorded in fiscal 1998, are estimated to have reduced operating expenses, primarily for payroll and facility costs, by approximately $3.0 million per quarter during fiscal 1999. The Company's objective, in implementing these cost savings, has been to bring its cost structure more in line with business requirements without sacrificing future growth prospects.

    OTHER INCOME, NET: Other income, net, for the three and nine months ended June 27, 1999 was $877,000 and $2,158,000, respectively, compared to $214,000 and $386,000 for the corresponding periods in fiscal 1998. Interest income for the three and nine months ended June 27, 1999 was $550,000 and $1,586,000, respectively, compared to $451,000 and $1,389,000 for the corresponding periods in fiscal 1998. Interest expense for the three and nine months ended June 27, 1999 was $48,000 and $101,000, respectively, compared to $37,000 and $79,000 for the corresponding periods in fiscal 1998. Interest income increased in the three and nine months ended June 27, 1999 primarily due to higher average cash and investment balances as compared with the same periods in fiscal 1998. The fluctuation in other income, net, is primarily due to a net foreign exchange gain of $374,000 and $758,000, respectively, for the three and nine months ended June 27, 1999 and a net foreign exchange loss of $300,000 and $834,000 for the corresponding periods in fiscal 1998.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax provision for the three and nine months ended June 27, 1999 was $7,301,000 and $985,000, respectively, as compared to a benefit of $4,189,000 and $1,860,000 for the corresponding periods in fiscal 1998. During the quarter ended June 27, 1999 management concluded that a full valuation allowance against its net deferred tax assets is required, under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of March 28, 1999, reduced by current quarter adjustments to net deferred tax assets, has been established to reflect these uncertainties in the amount of $7,061,000. For the nine months ended June 27, 1999 the Company has recorded a tax provision of $240,000 primarily for foreign taxes. The effective tax benefit for the nine months ended June 28, 1998 was unfavorably affected by the charges for acquired in-process research and development and merger and other special charges which are not fully deductible for income tax purposes. This unfavorable impact was partially offset by the effect of the acquisition of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter S-corporations for federal income tax purposes for the three months ended December 28, 1997. The effective tax rate exclusive of the charges for acquired in-process research and development and merger and special charges would have been (31.4%) and 14.8% for the three and nine month periods ending June 28, 1998, respectively.

    NET LOSS: The net loss for the three and nine months ended June 27, 1999 was $13.1 million and $31.0 million, respectively, as compared with a net loss of $8.4 million and $10.6 million for the corresponding periods in fiscal 1998. Excluding inventory provisions, special charges, the deferred tax valuation allowance and the termination of third quarter fiscal 1999 income tax benefits, the net loss for the three months ended June 27, 1999 would have been $3.8 million as compared to $4.2 million in the same period in fiscal 1998. Diluted net loss per common share excluding these items would have been $0.17 for the three months ended June 27, 1999 as compared to $0.20 for the corresponding period in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through private equity financing, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations. As of June 27, 1999 the Company had working capital of $79.0 million, including cash and cash equivalents of $60.0 million, compared to working capital of $100.4 million and cash and cash equivalents of $57.0 million as of September 30, 1998.

    Net cash provided by operating activities for the nine months ended June 27, 1999 was $0.4 million, compared to $25.9 million for the corresponding period in fiscal 1998. Net cash provided by the changes in operating assets and liabilities was primarily offset by the net loss, after adjusting for non-cash items, for the nine months ended June 27, 1999. Net cash provided by operating activities for the nine months ended June 28, 1998 was primarily attributable to a decrease in accounts receivable of $37.0 million, and the net loss, which after adjusting for non-cash items, provided $12.3 million. This was slightly offset by cash used in operating activities related to an increase in contracts in progress of $2.6 million, an increase in inventories of $8.6 million, an increase in other assets of $5.4 million, and a decrease in accounts payable of $7.1 million.

    Net cash used in investing activities for the nine months ended June 27, 1999 was $4.5 million, compared to $15.2 million for the corresponding period in fiscal 1998. This fluctuation is primarily attributable to reductions of $7.0 million in capital equipment purchases by the Company in fiscal 1999 as compared with the same period in fiscal 1998. Additionally, in the same period of fiscal 1998, net cash was also invested in marketable securities of $1.5 million, in a payment of contingent consideration of $1.3 million related to the Promis acquisition of Palette Systems, Inc. and in the $1.5 million Promis acquisition of MASE.

    Net cash provided by financing activities for the nine months ended June 27, 1999 was $7.1 million, compared to net cash used in financing activities for the corresponding period of fiscal 1998 of $4.5 million. The net cash provided by financing activities for the nine months ended June 27, 1999 was primarily attributable to proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan. The net cash used in financing activities for the same period of fiscal 1998 was primarily due to repayments of Equipe's bank overdraft borrowings of $1.9 million and distributions to Equipe shareholders of $4.5 million. These were partially offset by $1.6 million in proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

    At June 27, 1999, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At June 27, 1999, the LIBOR borrowing rate would have been 6.34%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank in the aggregate amount of $2,015,000 at June 27, 1999, and therefore, the available balance under this credit agreement was $17,985,000 at June 27, 1999. At June 27, 1999, the Company was not in compliance with certain of the required covenants but subsequently obtained a waiver from the Bank. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the minimum consolidated net income requirements of the revolving credit agreement for the three months ended June 27, 1999. The Company expects to seek future waivers as necessary from the Bank, on the next measurement date of September 30, 1999. However, there can be no assurance that such waivers will be obtained.

    Promis' operating line of credit of $2.9 million with the Bank of Nova Scotia expired on April 30, 1999 and was not renewed. There were no borrowings against this operating facility while in effect. The Company, as of June 27, 1999, also had two forward exchange contract facilities up to a maximum of $20.0 million for contract periods expiring monthly through December 1999 with the Bank of Nova Scotia. Open forward contracts of $3,831,000 existed as of June 27, 1999. The Company has entered into these foreign currency contracts to purchase Canadian dollars forward as a hedge against currency fluctuations. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes. Based on the Company's overall evaluation of its market risk exposures from its financial instruments at June 27, 1999, a short-term change in exchange rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, as defined, to be expensed as incurred. The Company does not expect the statement to have a material impact on its financial condition and results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001. The Company is evaluating SFAS No. 133 to determine its impact on its consolidated financial statements.

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

    At June 27, 1999, the Project is in various stages of progress as discussed below:

    - PRI PRODUCTS: The Company has completed all of the testing, evaluation and verification portion of the project for all of its current products. New products not yet released to customers are being designed and tested to achieve Year 2000 readiness prior to the Company's sale of these products. The Company does not foresee any issues with Year 2000 compliance of its products.

    - INTERNAL IT SYSTEMS: The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company's operations will be interrupted by Year 2000 issues. The Company has completed approximately 90% of testing and verifying Year 2000 compliance of its internal IT systems. This segment of the Project is expected to be completed by September 1999.

    - INTERNAL NON-IT SYSTEMS: Internal non-IT systems include telecommunications systems, security systems, HVAC systems and utilities. Testing and verification of these systems is approximately 90% complete and is expected to be completed by September 1999.

    - SUPPLY CHAIN: The Company has been working with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. The Company's inquiry and assessment of their Year 2000 readiness is approximately 90% complete and is expected to be completed by September 1999.

COSTS

    Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $400,000. The total amount charged to expense through June 27, 1999 was approximately $280,000. The remaining amounts are expected to be spent during the balance of calendar 1999.

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

    To minimize potential disruptions, the Company has begun contingency planning to address any issues raised during the completion of the assessment and testing phases of the Project. The Company's contingency plan identifies potential issues and contingency actions to be taken in case of Year 2000 non-readiness. The contingency plan addresses actions such as disaster recovery, emergency notification systems, employee staffing, suitability of alternate suppliers, and critical data backups in the key areas of manufacturing and services, supply chain management, marketing, sales and customer support, facilities, finance, legal and human resources. This plan will be modified as necessary during the final stages of the Project.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
  *3.4        Amended and Restated By-Laws of the Company
  *3.5        Restated Articles of Organization of the Company
 **3.6        Articles of Amendment to the Restated Articles of Organization of the Company,
              as approved by stockholders of the Company on April 22, 1997
***3.7        Articles of Amendment to the Restated Articles of Organization of the Company,
              as approved by stockholders of the Company on January 16, 1998
  27.1        Financial Data Schedule
  27.2        Financial Data Schedule



----------
* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.

** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q for the period ended March 30, 1997.

*** Incorporated by reference to the similarly-numbered Exhibit to the Company's
    Quarterly Report Form 10-Q for the period ended December 28, 1997.


         b)   Reports on Form 8-K


    The Company filed a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission on April 1, 1999. The Form 8-K amended Item 2 of the Company's Current Report on Form 8-K dated March 16, 1999 to revise the number of exchangeable shares issued in connection with the registrant's acquisition of Promis Systems Corporation Ltd. from 1,139,874 to 1,356,136.


    The Company also filed a Form 8-K with the Securities and Exchange Commission on May 19, 1999. The Form 8-K included unaudited financial results for the combined results of operations from December 28, 1998 to April 25, 1999 for the Company and Promis Systems Corporation Ltd. ("Promis") related to the Company's acquisition of Promis. These results were presented to satisfy publication of combined results requirements with respect to affiliate trading restrictions because of the pooling accounting treatment of the acquisition and, accordingly, included at least 30 days of post-merger combined operations. The results included therein are not necessarily indicative of results to be expected for a full year of operations.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRI AUTOMATION, INC.


Date:  August 9, 1999             By: /s/ Stephen D. Allison
                                     ----------------------------
                                         Stephen D. Allison
                                     Duly Authorized Officer and
                                     Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION                                                                         PAGE
------        -----------                                                                         ----
  *3.4        Amended and Restated By-Laws of the Company
  *3.5        Restated Articles of Organization of the Company
 **3.6        Articles of Amendment to the Restated Articles of Organization of the Company,
              as approved by stockholders of the Company on April 22, 1997
***3.7        Articles of Amendment to the Restated Articles of Organization of the Company,
              as approved by stockholders of the Company on January 16, 1998
  27.1        Financial Data Schedule
  27.2        Financial Data Schedule



----------
* Incorporated by reference to the similarly-numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.

** Incorporated by reference to the similarly-numbered Exhibit to the Company's Quarterly Report Form 10-Q for the period ended March 30, 1997.

*** Incorporated by reference to the similarly-numbered Exhibit to the Company's
    Quarterly Report Form 10-Q for the period ended December 28, 1997.