Form 10-K
period 1999-09-30
PRI AUTOMATION INC
filed 1999-12-23
CIK 927362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE;
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-24934

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                              PRI AUTOMATION, INC.

             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2495703
        (State of other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)
           805 MIDDLESEX TURNPIKE
                BILLERICA, MA                                   01821-3986
            (Address of principal                               (Zip Code)
             executive offices)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's common stock, $0.01 par value per share ("Common Stock") held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 3, 1999 as reported by the Nasdaq National Market, was approximately $1,091,299,458. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 3, 1999 the Registrant had outstanding 22,612,092 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before January 28, 2000 are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    PRI Automation, Inc. ("PRI" or the "Company"), founded in 1982, is a leading global supplier of factory automation systems for semiconductor manufacturers and original equipment manufacturers ("OEMs") whose mission is to improve the productivity of semiconductor manufacturing. The Company offers a broad range of integrated solutions consisting of factory automation hardware and software that optimize the flow of materials and data throughout the semiconductor fabrication facility, or fab. The Company also provides automation services including equipment layout and design; simulation; project management; installation; and, on-site support. The Company has thousands of systems installed at over one hundred locations throughout the world.

    The Company has expanded its product offerings through the acquisition of several companies during the past two years. The Company acquired Interval Logic Corporation ("ILC") in October 1997, Equipe Technologies, Inc. and its affiliates ("Equipe") in January 1998 and Promis Systems Corporation Ltd. ("Promis") in March 1999.

INDUSTRY BACKGROUND

    Semiconductor manufacturing is one of the most complex and logistically challenging operations in the world. A silicon wafer, upon which integrated circuits are manufactured, can travel approximately 10 miles and undergo 400-500 individual process steps as it moves throughout the fab during its thirty to forty-five day manufacturing cycle. State-of-the-art fabs produce from 10,000 to 30,000 or more wafers a month and run 24 hours a day, seven days a week.

    The semiconductor industry has grown significantly during the past fifteen years, driven by the demand for inexpensive electronic products, personal computers, wireless communications and, more recently, by the Internet. Each of these products and technologies requires greater semiconductor content that drives manufacturers to produce greater quantities of more complex and powerful integrated circuits as well as less expensive and more application specific integrated circuits. The current renewed growth of the semiconductor industry is driving semiconductor manufacturers to find ways to remain competitive by increasing their manufacturing capacity and lowering the cost of their production. The Company believes this will lead manufacturers to increase their capital investment in automation systems and software in order to improve the efficiency of their manufacturing operations, lower costs and increase capacity. Additionally, the Company believes that the industry is preparing for the expected transition to 300mm manufacturing over the next two to five years. The move to the next-generation wafer size, if it occurs as expected, could require semiconductor manufacturers to increase, their capital spending for full-factory automation systems.

INTEGRATED PRODUCT STRATEGY

    The Company provides its end-user and OEM customers a fully integrated line of factory automation systems, software and services designed to automate the semiconductor fabrication process and optimize the flow of products, data, materials and resources throughout the fab. The Company has organized its product development, marketing and sales functions to address a wide range of automation requirements to improve manufacturing efficiency and increase productivity. Key product areas include:

    - FACTORY AUTOMATION SYSTEMS that store, transport, and manage the movement of work-in-process wafers throughout the fab;

    - LITHOGRAPHY AUTOMATION SYSTEMS that store, transport, and manage the use of reticles in the critical photolithography process;

    - TOOL AUTOMATION SYSTEMS that automate the movement of wafers into and out of the process chamber and provide an integration point between the factory automation systems and the process tool;

    - FACTORY AUTOMATION SOFTWARE that manages and directs manufacturing operations and optimizes material flow, process equipment and other production resources; and

    - AUTOMATION SERVICES AND SUPPORT that help customers throughout the total project lifecycle from initial conceptualization and design to the building of the equipment, the installation of the equipment at the customer site, and all post-installation services.

PRODUCTS

    FACTORY AUTOMATION SYSTEMS

      INTERBAY AUTOMATION

    The Company is a leading supplier of interbay automation systems. Interbay systems transport wafers throughout the factory and store them in the bay where the next process step will occur. The Company's interbay automation products consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with the associated controllers, software and communications capabilities that provide a tightly integrated wafer flow solution. The majority of new fabs constructed since 1990 have adopted some form of interbay automation system. The Company's interbay automation systems include:

    - OVERHEAD MONORAIL SYSTEMS--Overhead monorail transport systems provide clean and fast delivery of material from process bay to process bay.

    - AUTOMATED STORAGE AND RETRIEVAL SYSTEMS--Automated storage and retrieval systems (stockers) are enclosed structures that store work-in-process wafer carriers in various locations throughout the fab.

    - INTERFLOOR AND INTERBUILDING TRANSPORT SYSTEMS--Interfloor and interbuilding transport systems move wafers between different floors of a fab, or between two separate fabrication facilities or buildings.

      INTRABAY AUTOMATION

    The Company's intrabay products move wafers from storage systems to individual process tools. Manufacturers anticipate that the shift to 300mm wafers will require the extensive adoption of intrabay automation systems to automate the movement of work-in-process wafers from one process tool loadport to another. The Company's intrabay automation systems include:

    - MACHINE LOADING ROBOT VEHICLES ("MLRVs")--MLRVs are floor-guided vehicles that utilize a track system embedded in the floor of the process bay to transport wafers to and from the process tool.

    - OVERHEAD HOIST TRANSPORT SYSTEMS ("OHTs")--OHTs are overhead monorail transport systems that retrieve wafer pods from a stocker and deliver them directly to the loadport at the process tool. The Company believes this will be the preferred method of intrabay automation in 300mm fabs.

    - AUTOMATED GUIDED VEHICLES ("AGVs")--AGVs are operator-free, trackless vehicles that automate the movement of wafers within a process bay from the stocker directly to the loadport of the process tool. AGVs are ideally suited for low throughput applications where floor space is less critical.

    - PEOPLE GUIDED VEHICLES ("PGVs")--PGVs are manually operated vehicles used to move materials across the fab and assist the operator in transferring the wafer pod from the vehicle to the process tool loadport. The PGVs can be used as a backup to automated systems.

      FACTORY SYSTEMS SOFTWARE

    The Company designs and develops material control software ("MCS") that directs the movement of wafers throughout the fab and is integrated with the Company's interbay and intrabay automation systems.

      LITHOGRAPHY AUTOMATION SYSTEMS

    The Company is a leading supplier of lithography automation systems. The Company's lithography material handling systems automate the storage, retrieval, tracking, and delivery of reticles and wafers within the lithography bay. Reticles are glass plates containing the device images that are projected onto wafers during the lithography process. As semiconductor manufacturing technology advances, the cost of lithography tools (steppers) is increasing. Also, as device complexity increases, the number of reticles used in the manufacturing process increases, expanding the need for automation to improve utilization and productivity. Since the lithography bay typically paces overall fab output, productivity improvements in the lithography bay directly improve overall fab throughput and productivity. The Company's lithography automation systems include:

    - BARE RETICLE STOCKERS--Bare reticle stockers provide a high-density storage and retrieval solution for reticles that are stored without being placed in a pod or box container. The bare reticle stocker protects the reticle in an environmentally controlled system and saves expensive floor space inside the lithography bay.

    - RETICLE POD OR BOX STOCKERS--Reticle pod or box stockers provide clean and safe storage for reticles that are stored in industry standard pods or boxes. The reticle pod and box stocker interfaces with the Company's wafer transport system, allowing the pod or box stocker to be placed anywhere in the fab.

    - COMBINATION RETICLE STOCKERS--The combination reticle stocker combines the speed and convenience of a pod stocker with the high-density storage of a bare reticle stocker for even greater levels of reticle inventory management and productivity in the lithography bay.

    - RETICLE MANAGEMENT SOFTWARE ("RMS")--Reticle management software manages the use, kitting and unkitting, delivery and maintenance of reticles for improved reticle inventory management.

    TOOL AUTOMATION SYSTEMS

    The Company provides robotic systems that automate the transfer of wafers into and out of process tools. The primary customers for these solutions are process tool equipment suppliers, or OEMs. The automation systems are typically integrated directly into the OEM's product before shipment to the end user. The Company's tool automation systems include:

    - ATMOSPHERIC WAFER-HANDLING SYSTEMS--The Company is a leading supplier of atmospheric wafer-handling systems. These systems remove wafers from pods or cassettes and align them prior to placing them into the process tool chamber or metrology station.

    - VACUUM WAFER-HANDLING SYSTEMS--Vacuum wafer-handling systems automate wafer-handling within the vacuum chamber. The Company's vacuum products range from individual vacuum robotic components to fully integrated vacuum cluster platforms.

    - SYSTEM CONTROL SOFTWARE--System control software integrates, tracks and controls the wafer-handling robots with the OEM's process tool.

    - INTEGRATED FRONT END SYSTEMS ("IFEs")--Integrated front ends provide the storage of work-in-process wafer cassettes, standard mechanical interface
      (SMIF) pods, or 300mm front opening unified pods (FOUPs) directly at the process tool front-end. IFEs also unload wafers from the FOUPs, align them and place them into the process tool. IFE series products include all the SEMI-compliant interfaces to the factory automation systems.

    - 300MM LOADPORTS--The Company's 300mm loadports provide a simple and economical method for opening and removing wafers from FOUPs.

    - SPECIALTY WAFER-HANDLING SYSTEMS--The Company provides other wafer-handling systems. These specially designed robots are used in a variety of wafer-handling applications including chemical mechanical planarization (CMP), copper interconnect processing and other robotic wafer-handling applications.

    MES AND OTHER SYSTEMS

    As more of the semiconductor manufacturing process becomes automated, the Company believes that software will play an increasingly important role in a manufacturer's ability to improve the productivity of its overall fab operations. The Company's software products address the most important aspects of wafer flow logistics to deliver a complete software management solution that addresses fab-wide operations.

    - MANUFACTURING EXECUTION SYSTEM ("MES") SOFTWARE--MES software manages and directs complex manufacturing operations by automating process specification and control. MES software bridges business planning systems and material processing in the factory to optimize the flow of material and improve process equipment utilization.

    - MANUFACTURING INTEGRATION SOFTWARE--Manufacturing integration software reduces the time required to deploy process tool automation and provides a flexible solution for distributing and maintaining equipment automation throughout the fab.

    - ADVANCED PLANNING AND SCHEDULING SOFTWARE--Planning and scheduling software enables customers to develop capacity plans and work-flow schedules to optimize fab-wide operations and quickly react to changing business requirements.

AUTOMATION SERVICES AND SUPPORT

    The Company provides a variety of automation services and support that are essential to the success of large-scale factory automation projects. These include:

    - AUTOMATION PLANNING AND DESIGN SERVICES--The Company works with customers in assessing their automation needs during the design phase of the project. The Company develops a complete automation plan identifying the type and configuration of the automation systems and simulates the design using computer modeling techniques to verify that the design layout meets customer requirements.

    - PROJECT MANAGEMENT SERVICES--The Company provides customers with project management support during the building and manufacturing of the automation systems. The customer's order is tracked from manufacturing through delivery to the customer's site.

    - INSTALLATION SERVICES--The Company develops an installation plan and timetable that meets the customer's manufacturing schedule and installs the equipment into the customer's fab.

    - POST INSTALLATION SERVICE AND SUPPORT--The Company provides a variety of post installation services to ensure the automation systems continue to operate at optimum performance levels.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company markets its products worldwide to semiconductor manufacturers and OEM equipment suppliers. In North America, the Company sells its products through a direct sales force operating out of its headquarters in Billerica, Massachusetts and regional offices located in California and Texas. In Europe, the Company's products are sold through a direct sales force with offices in the United Kingdom, France, Germany, Ireland, Israel, and Switzerland. In Asia, the Company's products are sold through a direct sales force with offices in Taiwan, South Korea, Singapore and Japan. For additional information regarding revenues for the Company's business segments, as well as information regarding export sales, see Note M to the Notes to Consolidated Financial Statements included in this Report, entitled "Segment Reporting and Geographic Information."

    The Company offers a variety of service programs to meet a broad range of customer requirements. These services can range from telephone hot-line support to full-time on-site customer service provided by Company personnel based at the customer's facility. The Company maintains a fully staffed and equipped training center at its Billerica, Massachusetts headquarters to support the training requirements of its customers.

COMPETITION

    Rapid technological change and intense competition characterize the semiconductor capital equipment market. The Company believes that the market for its products is characterized by manufacturers' need to increase productivity and reduce manufacturing costs. The Company competes on the basis of product performance, quality, track record, customer service and support, delivery capability and price. The Company believes it has a competitive advantage in the factory automation market for the following reasons:

    - a broad range of flexible products;

    - technological leadership;

    - experience in managing large scale factory automation projects;

    - knowledge of automation applications;

    - specialized manufacturing skills; and

    - worldwide customer support infrastructure.

    However, existing or future competitors, particularly those with greater resources than the Company, or who are able to bring technologically superior products to market could overcome these competitive advantages. The Company's factory automation products face intense competition from a number of foreign and domestic companies who market and sell their automation systems and software to semiconductor manufacturers throughout the world. The Company's tool automation products compete with a number of foreign and domestic wafer-handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation. The Company's software products compete with a number of suppliers of MES and automated scheduling and planning software.

RESEARCH AND DEVELOPMENT

    The Company is continuously investing in the development of new products to improve performance, reliability, and to introduce new functionality in order to maintain the Company's leading position in providing fully integrated factory automation systems and software. Research and development of promising technologies and products is vital to the success of the Company. The Company's expenses for research and development were $45,480,000, $44,509,000 and $36,198,000 in fiscal years 1999, 1998 and 1997, representing 33%, 22% and 15%
of its total net revenue for such periods, respectively.

CUSTOMERS

    The Company's customers include most of the leading manufacturers of ASICs, microprocessors and DRAMs as well as foundries and OEM equipment suppliers in the U.S., Europe and Asia. Historically, a significant portion of the Company's total net revenue in any particular period has been attributable to sales to a limited number of customers. Sales to the Company's top ten customers accounted for 54%, 60% and 67% of total net revenue for fiscal year 1999, 1998 and 1997, respectively. The Company continues to expand its global operations and broaden its growing worldwide customer base.

    The Company's largest customers change from year to year, as large projects are completed and new projects are initiated. Sales to Intel accounted for 21%, 19% and 32% of the Company's total net revenue for fiscal year 1999, 1998 and 1997, respectively. At September 30, 1999, Intel and Texas Instruments accounted for 13% and 10% of the Company's backlog, respectively.

ORDER BACKLOG

    The Company's backlog at September 30, 1999 was $86,398,000, compared to $52,120,000 at September 30, 1998. The Company includes in its backlog only those customer orders for products, spare parts and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. OEM and software products typically have shorter lead times than do factory automation products and thus, backlog is not as relevant an indicator of business levels.

MANUFACTURING

    The Company's manufacturing operations take place in Billerica, Massachusetts and in Mountain View, California. The Company's manufactured products consist of standard components that can be customized to meet unique customer requirements. Primary manufacturing operations include assembly and test functions with most fabrication outsourced to key suppliers. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Completed systems are subjected to functional testing prior to shipment.

    The Company's manufacturing department is responsible for managing the transition of new products from engineering to production, and for improving manufacturing efficiency. The Company operates a "concurrent engineering" process to provide an effective integration of disciplines from design through manufacturing, acceptance testing and installation. The Company's objective is not only to meet customers' tight delivery deadlines, but to ensure that products are designed so they can be manufactured at the lowest cost while meeting the reliability, serviceability and support required by customers.

    The Company has implemented quality control ("QC") and quality assurance ("QA") processes based on total quality management principles. QC is maintained through incoming inspections of components and in-process inspection and testing of subassemblies. After all manufacturing operations are completed through final assembly, the Company's QA personnel perform final test and acceptance of each system to make sure that it meets product specifications and quality standards before it is shipped to the customer.

    The Company has implemented a Supplier Excellence Program to assist management in qualifying and selecting external suppliers. By more effectively managing its external supplier base, the Company can maximize the suppliers' technical capabilities to provide the Company with the flexibility and capacity utilization it needs to meet production requirements and lower the Company's costs. Our commodity management group works closely with the design and manufacturing engineering groups to provide multiple sources for most components.

INTELLECTUAL PROPERTY RIGHTS

    At September 30, 1999, the Company holds seven patents relating to certain key elements of its wafer-handling systems. The Company also has fourteen patent applications pending and intends to file additional patent applications as appropriate. The Company's patents expire at various times from 2007 to 2019. The Company believes, however, that its success will depend more upon its technological expertise and the capabilities of its employees than upon protection through the legal system of its intellectual property rights. The Company seeks to protect its trade secrets and other proprietary technology through confidentiality agreements with employees, consultants and other parties.

EMPLOYEES

    At September 30, 1999, the Company had 1,174 full-time employees. In addition, the Company utilizes the services of temporary or contract personnel within certain functional areas to assist on project related activities. The number of such personnel varies depending on specific project activity. At September 30, 1999, the Company employed 116 temporary or contract personnel. Substantially all employees have stock options that provide for vesting over five years. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in a 122,342-square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2001, and provides for average annual lease payments of approximately $563,000. The Company also leases three additional facilities, with lease expiration dates in 2000 and 2001, in Billerica, Massachusetts, with a total of 117,100 square feet and average annual lease payments of approximately $466,000. The Billerica, Massachusetts facilities are primarily used by the Company's Factory Automation Systems group for engineering and manufacturing. The Company also leases facilities in Dallas and Austin, Texas; Mesa, Arizona; Menlo Park and Mountain View, California; Toronto, Canada; as well as South Korea, Taiwan, Singapore, France, Germany, United Kingdom, Switzerland and Japan, under leases with expiration dates ranging from February 2000 to November 2006. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock is traded on the National Market System of the Nasdaq Stock Market under the trading symbol PRIA. There were 283 holders of record of the Company's common stock as of December 3, 1999. The Company believes that there are a substantial number of additional beneficial owners that hold stock in nominee or "street name" through brokerage firms. The following table sets forth the high and low sales prices for the Company's common stock as reported on the Nasdaq Stock Market for each quarter during the two-year period ended September 30, 1999.

                                         1(ST) QUARTER   2(ND) QUARTER   3(RD) QUARTER   4(TH) QUARTER
                                         -------------   -------------   -------------   -------------
Fiscal 1999............................  $ 9.57-27.75    $24.06-44.31    $20.75-39.00    $24.75-39.75
Fiscal 1998............................  $27.25-55.81    $23.62-37.00    $14.06-28.38    $10.44-17.88

    The Company has never paid cash dividends on its common stock. The current policy of the Board of Directors is to retain all earnings to reinvest for the continued growth of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein.

                                                          YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS:
  Total net revenue.......................  $136,296   $203,545   $236,100   $166,256   $106,278
  Gross profit(1).........................    52,542     78,790    115,128     89,970     57,281
  Operating (loss) profit(1)(2)(3)(6).....   (37,955)   (31,014)    35,316     31,973      7,599
  Net (loss) income(1)(2)(3)(4)(6)........   (36,085)   (22,623)    27,497     27,279      5,186
  Net (loss) income per common
    share:(1)(2)(3)(4)(5)(6)
    Basic.................................     (1.67)     (1.08)      1.35       1.40       0.32
    Diluted...............................     (1.67)     (1.08)      1.27       1.33       0.29
BALANCE SHEET:
  Total assets............................  $146,552   $167,478   $195,315   $147,797   $114,915
  Long-term obligations, less current
    portions..............................       411        734        823        735        204

------------------------

(1) For the year ended September 30, 1998, reflects charges of $13,987,000 for inventory and warranty provisions.

(2) For the year ended September 30, 1999, reflects charges of $3,950,000 for merger costs related to the acquisition of Promis and for other special charges of $2,425,000 for workforce reductions, lease abandonments, and other charges related to the integration of Promis with the Company. See Note S of Notes to Consolidated Financial Statements.

(3) For the year ended September 30, 1998, reflects charges of $8,417,000 for the purchase of incomplete technology from the acquisition of Interval Logic Corporation, merger costs of $4,490,000 related to the acquisition of Equipe and other special charges of $5,601,000 related to workforce reductions, lease abandonments and other charges incurred in consolidating the Company's business unit structure. See Notes Q and S of Notes to Consolidated Financial Statements.

(4) For the year ended September 30, 1999 reflects a charge to establish a full valuation allowance against the Company's net deferred tax assets. See
    Note J of Notes to Consolidated Financial Statements.

(5) Reflects a two-for-one stock split effective May 2, 1997 for shareholders of record as of April 22, 1997.

(6) For the year ended September 30, 1995, reflects charges of $7,025,000 by Promis for the write-off of goodwill and intellectual property due to impairment in value, and special charges of $1,750,000 related to workforce reductions and lease abandonments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's financial condition and results of operations and includes Promis Systems Inc. ("Promis"), acquired in fiscal 1999, and the Equipe Combined Companies ("Equipe"), acquired in fiscal 1998, each accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

                                                                    1999          1998          1997
                                                                  --------      --------      --------
Net revenue:
  Product and equipment.....................................        73.4%         84.4%         92.1%
  Services and maintenance..................................        26.6          15.6           7.9
                                                                   -----         -----         -----
  Total net revenue.........................................       100.0         100.0         100.0

Cost of revenue:
Product and equipment.......................................        46.9          51.8          44.7
Services and maintenance....................................        14.6           9.5           6.5
                                                                   -----         -----         -----
Total cost of revenue.......................................        61.5          61.3          51.2
                                                                   -----         -----         -----
Gross profit................................................        38.5          38.7          48.8

Operating expenses:
  Research and development..................................        33.3          21.9          15.3
  Selling, general and administrative.......................        28.3          23.0          18.5
  Acquired in-process research and development..............          --           4.1            --
  Merger costs and special charges..........................         4.7           4.9            --
                                                                   -----         -----         -----
Operating (loss) profit.....................................       (27.8)        (15.2)         15.0
Other income, net...........................................         2.1           0.3           0.5
                                                                   -----         -----         -----
(Loss) income before income taxes...........................       (25.7)        (14.9)         15.5
Provision for (benefit from) income taxes...................         0.8          (3.8)          3.9
                                                                   -----         -----         -----
    Net (loss) income.......................................       (26.5)%       (11.1)%        11.6%
                                                                   =====         =====         =====

FISCAL 1999 VS. FISCAL 1998

    TOTAL NET REVENUE: Total net revenue for fiscal year 1999 decreased 33.0% to $136,296,000, compared to $203,545,000 for fiscal year 1998. This overall decrease in the Company's total net revenue is attributable to the downturn in the worldwide semiconductor industry, which resulted in a significant slowdown in the construction or expansion of semiconductor fabs. The total net revenue decline occurred primarily in the Factory Automation Systems and Tool Automation Systems segments, which declined by 34.7% and 41.1% in fiscal 1999, respectively. While product and equipment revenue decreased, the Company gained market share in fiscal 1999 and experienced a 14.1% increase in its service and maintenance revenue. Net export sales to customers outside of North America were $44,155,000 or 32.4% of revenue for fiscal year 1999, compared to $72,238,000 or 35.5% of total net revenue for the prior fiscal year.

    GROSS PROFIT: The Company's gross profit margin was 38.5% for fiscal year 1999, compared to 38.7% for the prior fiscal year. In fiscal year 1998, there were $13,987,000 in charges to cost of sales related to inventory and warranty provisions. Excluding these charges, fiscal year 1998 gross profit margins would have been 45.6%. The decline in gross profit margin in fiscal year 1999 occurred principally in the Factory Automation Systems segment which decreased to 20.4% from 23.7%. The deterioration in margin was the result of fixed capacity and related manufacturing costs, which could not be reduced proportionally with the reduction in production volume, and a decline in product pricing during the industry downturn. This decline was partially offset by favorable changes in product mix. Gross margins for service and maintenance increased in fiscal year 1999 to 45.0% from 38.9% in fiscal 1998 and was primarily related to increased growth in software maintenance contracts.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased slightly to $45,480,000 or approximately 33.3% of total net revenue for fiscal year 1999, compared to $44,509,000 or 21.9% of total net revenue for the prior fiscal year. The increase in the dollar amount of research and development spending reflects the Company's continued investment in new product development and enhancements of existing product lines. The Company continued to invest in the development of 200mm and 300mm products throughout its factory automation and tool automation product lines as well as the manufacturing execution, and advanced planning and scheduling software product lines. The Company believes that these investments are critical to maintaining and improving its technological and market leadership.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased to $38,642,000 or 28.3% of total net revenue for fiscal year 1999, compared to $46,787,000 or 23.0% of total net revenue for the prior fiscal year. The Company reduced its expenses in the current fiscal year in response to the industry downturn and through the consolidation of common activities and functions of acquired companies. In 1999, the Company reduced its work force by 62 personnel, including 14 in sales, general and administrative functions, in addition to a reduction in force of 244 personnel, including 56 in sales, general and administrative functions, in 1998. See "Merger costs and special charges" for discussion of severance and reductions of leased facilities.

    ACQUIRED IN PROCESS RESEARCH AND DEVELOPMENT: In fiscal 1998, the Company recorded a charge of $8,417,000 in relation to the purchase of incomplete technology acquired in the ILC acquisition.

    MERGER COSTS AND SPECIAL CHARGES: During fiscal year 1999 the Company incurred certain special charges. In the first quarter of fiscal year 1999, the Company recorded special charges of $650,000 representing provisions for severance compensation relating to the termination of 62 personnel. The personnel reductions included 40 in manufacturing and customer support, 8 in engineering and 14 in sales, general and administrative functions. In the second fiscal quarter the Company acquired Promis, in a pooling-of-interest transaction, and recorded merger costs of $3,950,000 consisting primarily of investment banking, legal and accounting fees. In addition, during the second quarter, the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management personnel in sales, general and administrative functions to satisfy existing contractual obligations related to acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal costs. In the fourth fiscal quarter, the Company recognized a credit of $75,000, to adjust the estimated costs to reflect actual costs. At September 30, 1999, $424,000 of these charges remained in accrued expenses and are expected to be paid by December 2000.

    During fiscal year 1998 the Company incurred certain special charges. In the second quarter of fiscal year 1998, the Company acquired Equipe in a transaction accounted for as a pooling of interests. Direct acquisition costs, primarily related to legal, investment banking, and accounting fees, amounted to $4,490,000 and were charged against the results of operations in the quarter. Additionally, during the second, third and fourth quarters of fiscal 1998, the Company recorded restructuring and other special charges of $5,601,000 in response to market conditions and to integrate the Equipe operations. The special charges included provisions for severance compensation of $1,910,000 resulting from terminations of approximately 244 personnel completed in 1998. The personnel reductions consisted of 123 in manufacturing and customer support, 65 in engineering and 56 in sales, general and administrative functions. In addition, the special charges included costs of $2,943,000 relating to reductions of leased facilities space and a non-cash write-down of specialized demonstration equipment for a particular customer of $748,000 and other assets that are not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in fiscal 1998, all of these special charges had been paid as of September 30, 1999.

    OPERATING (LOSS) PROFIT: As a result of the decline in revenue and the other foregoing factors, for fiscal year 1999 the Company experienced an operating loss of $37,955,000, or negative 27.8% of total net revenue, compared to an operating loss of $31,014,000, or negative 15.2% of total net revenue for the prior fiscal year.

    OTHER INCOME, NET: Other income, net, in fiscal 1999 was $2,935,000 or 2.1% of total net revenue, compared to $625,000 or 0.3% of total net revenue for the prior fiscal year. Interest income was $2,233,000 and $1,991,000 and interest expense was $123,000 and $137,000, for fiscal 1999 and 1998, respectively. Net translation and foreign exchange gains of $854,000 were recorded in fiscal year 1999 and net translation and foreign exchange losses of $1,086,000 were incurred in fiscal year 1998.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax provision for fiscal year 1999 was $1,065,000, compared to a benefit of $7,766,000 for the previous fiscal year. The effective tax rate in fiscal year 1999 was 3.0% as compared to 25.6% for the previous fiscal year. In fiscal year 1999, the effective tax rate was unfavorably affected by the provision for foreign taxes and the increase in the valuation allowance as a result of management's conclusion that a full valuation allowance against its net deferred tax asset was required, under applicable accounting criteria. The effect of the provision for foreign taxes and the increase in the valuation allowance was partially offset by the Company's ability to carryback tax losses generated in fiscal year 1999 to a prior profitable period. The fiscal 1998 effective tax rate reflects the charges for acquired in-process research and development and merger and other special charges which are not fully deductible for income tax purposes. This unfavorable impact was partially offset by the effect of the acquisition of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter
S corporations for federal income tax purposes for the three months ended December 28, 1997.

FISCAL 1998 VS. FISCAL 1997

    TOTAL NET REVENUE: Total net revenue for fiscal year 1998 decreased 13.8% to $203,545,000, compared to $236,100,000 for fiscal year 1997. This decrease is attributable to the downturn in the worldwide semiconductor industry which began in fiscal year 1998, and which resulted in a significant slowdown in the construction and expansion of semiconductor fabs. The decline in total net revenue in fiscal 1998 occurred in the Factory Automation Systems segment which declined 36.7%. This was partially offset by increases in the Tool Automation Systems and MES and Other Systems segments of 61.3% and 12.8%, respectively. The Company's service and maintenance revenue grew by 70.1% in fiscal 1998 while product and equipment revenue declined by 21.0%. Net export sales outside of North America were $72,238,000 or 35.5% of total net revenue for fiscal year 1998, compared to $110,055,000 or 46.6% of total net revenue for fiscal year 1997.

    GROSS PROFIT: The Company's gross profit margin decreased to 38.7% for fiscal year 1998, compared to 48.8% for the fiscal year 1997. In fiscal year 1998, there were $13,987,000 in charges to cost of sales related to inventory and warranty provisions. Excluding these charges, the fiscal year 1998 gross profit margin would have been 45.6%. The decrease in gross margin is attributable to the industry downturn during which fixed capacity and the related manufacturing costs could not be reduced proportionally with the decline in production volume, and to declines in competitive pricing. The decline in gross profit margin in fiscal 1998 was principally in the Factory Automation Systems segment which declined to 25.1% from 43.6% in the prior year. The Tool Automation Systems segment gross profit margin declined in fiscal year 1999 to 43.6% from 48.2%, while the MES and Other Systems segment gross margin remained flat.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased to $44,509,000 or 21.9% of total net revenue for fiscal year 1998, compared to $36,198,000 or 15.3% of total net revenue for the prior fiscal year. The increase in dollar amount reflects the company's investment in new product development and enhancement to existing products. The Company continued to invest in the development of 200mm and 300mm products throughout the factory automation and tool automation product lines as well as the manufacturing execution, advanced planning and scheduling software products.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased to $46,787,000 or 23.0% of net revenue for fiscal year 1998, compared to $43,614,000 or 18.5% of total net revenue for the prior fiscal year. The increase in dollar amount primarily reflects the increase in personnel, and related expenses associated with expansion of the Company's marketing, market research and communications programs and increased sales and marketing efforts worldwide. See "Merger costs and special charges" for discussion of severance and reductions of leased facilities.

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

    At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. Management is aware that it is responsible for estimating the fair value of purchased in-process research and development. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage-TM- product, which was under development. ILC had no product revenues during its prior existence and was a development stage enterprise. The total development effort was estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. The project included completion of the software requirement definition, data integration, and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The significant further investments in development required to meet expected customer requirements were substantially completed in the third quarter of fiscal year 1999. The actual development costs have approximated the cost estimates used in the valuation model.

    The acquired technology had not reached technological feasibility at the time of the acquisition. The Company defines technological feasibility as the point at which a working model is functioning to designed specification and has been placed at a beta test site. The Leverage product was first released to a beta test site in March 1999. In addition, the technology had no alternative future use to the Company in other research and development projects or otherwise. Accordingly, the acquired technology was expensed as in-process research and development. Based on the methodology described above, the Company assigned a fair value of $8,417,000 to the technology.

    MERGER COSTS AND SPECIAL CHARGES: During fiscal year 1998 the Company incurred certain special charges. In the second quarter of fiscal year 1998, the Company acquired Equipe in a transaction accounted for as a pooling of interests. Direct acquisition costs, primarily related to legal, investment banking, and accounting fees, amounted to $4,490,000 and were charged against the results of operations in the quarter. Additionally, during the second, third and fourth quarters of fiscal 1998, the Company recorded restructuring and other special charges of $5,601,000 in response to market conditions and to integrate the Equipe operations. The special charges included provisions for severance compensation of $1,910,000 resulting from terminations of approximately 244 personnel completed in 1998. The personnel reductions consisted of 123 in manufacturing and customer support, 65 in engineering and 56 in sales, general and administrative functions. In addition, the special charges included costs of $2,943,000 relating to reductions of leased facilities space and a non-cash write-down of specialized demonstration equipment for a particular customer of $748,000 and other assets that are not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in fiscal 1998, all of these special charges had been paid as of September 30, 1999.

    OPERATING (LOSS) PROFIT: As a result of the foregoing factors, the operating loss for fiscal year 1998 was $31,014,000 or negative 15.2% of total net revenue, compared to the operating profit of $35,316,000 or 15.0% of total net revenue for the prior fiscal year.

    OTHER INCOME, NET: Other income, net, decreased to $625,000 or 0.3% of total net revenue, compared to $1,223,000 or 0.5% of total net revenue for the prior fiscal year. Interest income was $1,991,000 and $1,523,000 and interest expense was $137,000 and $116,000 for fiscal 1998 and 1997, respectively. Net translation and foreign exchange losses were $1,086,000 and $520,000 in fiscal years 1998 and 1997 respectively.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax benefit for fiscal year 1998 was $7,776,000 as compared to a provision of $9,042,000 for the previous fiscal year. The effective tax rate in fiscal year 1998 was 25.6% as compared to 24.7% in the previous fiscal year. The effective tax benefit for the fiscal year 1998 was unfavorably affected by the charges for acquired in-process research and development and merger and other special charges which are not fully deductible for income tax purposes. This unfavorable impact was partially offset by the effect of the acquisition of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter S corporations for federal income tax purposes for the three months ended December 28, 1997. The fiscal 1997 effective tax rate reflects the fact that Equipe Technologies and a related company acquired by the Company were not subject to federal income taxes prior to the acquisition due to S corporation status.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through public stock offerings in October 1994 and July 1995, cash generated from operations and bank lines of credit.

    At September 30, 1999 the Company had working capital of $78,936,000. During fiscal year 1999, cash and cash equivalents decreased by $5,182,000 to $51,865,000. Net cash used in operations was $10,462,000, compared to net cash provided by operations of $37,837,000 in fiscal 1998. The net cash used by operating activities in fiscal 1999 was primarily attributable to the net loss. Additionally, cash used in operations included increases in inventory of $1,642,000 and decreases in billings in excess of revenues and customer advances of $2,795,000. These cash outflows were partially offset by the non-cash items of $19,460,000 consisting primarily of depreciation and amortization and deferred income taxes. Additionally, increases in accounts payable and accrued expenses of $6,676,000, decreases in accounts receivable of $3,726,000 and decreases in contracts in progress of $2,999,000 provided cash from operations. Net cash used in operations in fiscal 1998 was primarily attributable to the significant increase in accounts receivable of $46,386,000.

    Net cash used in investing activities was $6,823,000 in fiscal year 1999, compared to $13,300,000 in fiscal year 1998. The net cash used in investing activities was lower primarily due to reduced purchases of property and equipment which amounted to $6,249,000 in fiscal 1999 and $13,665,000 in fiscal 1998.

    Net cash provided by financing activities was $12,124,000 in fiscal year 1999, compared to cash used in financing activities of $3,550,000 in fiscal year 1998. The net cash provided by financing activities in fiscal 1999 was primarily attributable to proceeds from the exercise of stock options and the Employee Stock Purchase Plan of $12,487,000, along with proceeds from minority shareholders of $199,000. This was offset partially by the repayment of capital leases and lines of credit of $562,000.

    At September 30, 1999, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread, or at the effective prime rate. At September 30, 1999, the LIBOR borrowing rate would have been 6.50%. The ability of the Company to borrow under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank of $1,875,000 at September 30, 1999, and therefore, the available balance under this credit agreement was $18,125,000 at September 30, 1999. At
September 30, 1999, the Company was not in compliance with certain of the required covenants but has subsequently received a waiver from the Bank through September 30, 1999, on November 15, 1999. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the minimum consolidated net income requirements of the revolving credit agreement for the three months ended September 30, 1999. The Company expects to seek future waivers as necessary from the Bank, on the next measurement date of January 2, 2000. However, there can be no assurance that such waivers will be obtained.

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

    The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's capital expenditures and, consequently, on demand for products manufactured and marketed by the Company. The recent downturn in the semiconductor industry has materially adversely affected the Company's business, and could continue to do so in the future. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

    In addition to the risks and uncertainties posed generally by the cyclicality of the semiconductor industry and the effects of the continued downturn throughout the industry, the Company faces the following risks and uncertainties: continuation of the semiconductor industry downturn and expense reduction measures the Company might take in response could interfere with the Company's product development efforts and jeopardize its ability to respond rapidly to an industry recovery; the Company's restructuring costs have adversely affected its financial position; the lengthy sales cycle for the Company's products makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and are affected by the high price and relatively small number of systems it sells, variations in its gross margins, and its significant fixed costs; the Company depends on a limited number of customers; the Company's future revenue sources are uncertain; changes in the economies of foreign countries in which the Company operates could have an adverse effect on the Company's business; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs employees who, because of competition for their skills and experience, may be difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company's recent acquisitions may disrupt its operations; acquisitions may dilute the equity interests of the Company's stockholders and reduce the Company's liquidity; the Company's international operations create special risks and uncertainties over which the Company has substantially less control than those relating to its domestic operations; the Company faces significant competition from other automation companies; the Company must continually improve its technology to remain competitive; the Company may experience delays in product development and technical difficulties; the Company depends on one or a few suppliers for some materials; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the Company uses small quantities of toxic and hazardous substances that could expose it to liability; the Company depends on Mordechai Weisler, its chairman, and Mitchell G. Tyson, its President and Chief Executive Officer; Year 2000 problems may disrupt the Company's operations; the market price of the Company's common stock is volatile; future sales of the Company's common stock by existing stockholders could depress the market price of the Company's common stock; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by fiscal 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. The Company is evaluating SFAS No. 133 to determine the impact on its consolidated financial statements.

YEAR 2000

GENERAL

    Many computer systems and software products are expected to experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. Inability of the Company's products, or of products and systems on which the Company relies, to process these dates could have a material adverse effect on the Company's business. The Company has implemented a company-wide Year 2000 Project (the "Project") with the objective of minimizing the impact of Year 2000 issues on its products, services, infrastructure, and internal business support applications. The Project's goals are to ensure Year 2000 readiness and compliance for: (i) all of the Company's products; (ii) all business systems that are used by the Company; and (iii) all critical business services or products provided to the Company by its vendors. The Project is now complete and the Company is Year 2000-ready. In addition, we have prepared contingency plans to monitor and react to unforeseen issues from our suppliers.

PROJECT

    The Company has implemented a plan to ensure that all of the Company's processes and systems have been assessed, tested and made Year 2000 compliant. The Company engaged the services of an information technology consulting firm to assist in the program management of the Project, and has created a Project Team which includes representatives from each of the Company's divisions and locations worldwide.

    The Project has addressed the impact of Year 2000 on Company products, internal information technology (IT) systems, internal non-IT systems, and systems and products of the Company's suppliers and other third parties. The steps in completing the project were to: (1) identify software systems and products that pose potential Year 2000 issues; (2) assess the Year 2000 readiness of each item identified; (3) develop and implement programs that will achieve Year 2000 compliance; (4) test to verify compliance; and (5) develop contingency plans as required.

    At December 20, 1999, the Project is in various stages of progress as discussed below:

    - PRI PRODUCTS: The Company has completed all of the testing and verification portion of the project for all of its current products. New products not yet released to customers are being designed and tested to achieve Year 2000 readiness prior to the Company's sale of these products. The Company does not foresee any issues with Year 2000 compliance of its products.

    - INTERNAL IT SYSTEMS: The Company has assessed its internal IT systems, including business information systems, systems utilized in its manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company's operations will be interrupted by Year 2000 issues. The Company has completed testing and verifying Year 2000 compliance of its internal IT systems. The Company does not foresee any issues with its Year 2000 compliance of internal IT systems.

    - INTERNAL NON-IT SYSTEMS: Internal non-IT systems include telecommunications systems, security systems, HVAC systems and utilities. Testing and verification of these systems are complete. The Company does not foresee any Year 2000 issues in this area.

    - SUPPLY CHAIN: The Company has worked with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. The Company's inquiry and assessment of their Year 2000 readiness is complete and it does not foresee any Year 2000 issues with its supply chain. However, we have also developed contingency plans to monitor and react to any unforeseen issues from our suppliers.

COSTS

    Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $400,000. The total amount charged to expense through September 30, 1999 was approximately $360,000. The remaining amounts are expected to be spent in early fiscal 2000.

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

    To minimize potential disruptions, the Company has implemented a contingency plan to address any unresolved issues affecting Year 2000 compliance, if needed. The Company's contingency plan identifies potential issues and contingency actions to be taken in case of Year 2000 non-readiness. The contingency plan addresses actions such as disaster recovery, emergency notification systems, employee staffing, suitability of alternate suppliers, and critical data backups in the key areas of manufacturing and services, supply chain management, marketing, sales and customer support, facilities, finance, legal and human resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY AND EXCHANGE RATE RISK

    A portion of the Company's business is conducted outside the United States through its foreign subsidiaries. The Company has foreign currency exposure related to its operations in international markets, where certain business is transacted in foreign currencies and accordingly is subject to exposure from adverse movements in foreign currency exchange rates. The Company's foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company's consolidated statement of operations. The Company's functional currency is the U.S. dollar for all of its subsidiaries, and therefore, translation gains and losses are included as a component of net income or loss. Substantially all of the Company's revenues are invoiced and collected in U.S. dollars.

    The Company has entered into forward contracts in Canadian dollars to hedge the expected operating expenses of its Canadian subsidiary that are denominated in Canadian dollars. These contracts are used to mitigate the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying cost exposures. These contracts, for which the contract periods do not exceed sixteen months, expire in December 1999 and are not expected to be renewed as part of the Company's risk management strategies. Realized and unrealized gains and losses on these contracts, which did not qualify for hedge accounting, are classified in other income, net.

    At September 30, 1999 the notional amount of outstanding forward currency contracts for Canadian dollars was $1,914,000, which was marked to market and recognized in the consolidated statement of operations. The potential fair value loss for a hypothetical 10% adverse change in Canadian currency exchange rates at September 30, 1999, would be $186,000. The potential loss was estimated calculating the fair value of the forward exchange contracts at September 30, 1999, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and Financial Statement Schedules as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 are included in Items 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before January 28, 2000 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item with respect to executive compensation is incorporated herein by reference to the information set forth under the caption "Remuneration of Executive Officers and Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item with respect to security ownership of management and certain beneficial owners of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

       (1) Financial Statements
           Reports of Independent Accountants
           Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Operations for the years ended
       September 30, 1999, 1998 and 1997
           Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the years ended
       September 30, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

    The following financial statement schedule is incorporated in this report on page S-1:

    Schedule II-Valuation and Qualifying Accounts

    Schedules not included herein are omitted because they are not applicable or the required information appears in the consolidated financial statements or notes thereto.

    (3) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
          2.1           Combination Agreement dated as of November 24, 1998 between
                        PRI Automation, Inc., 1325949 Ontario Inc. and Promis
                        Systems Corporation Ltd. (filed as Exhibit 2.1 to the
                        Company's Registration Statement S-3 filed on December 24,
                        1998 and incorporated herein by reference).

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

          4.2           Rights Agreement dated as of December 9, 1998, between PRI
                        Automation, Inc. and State Street Bank and Trust Company, as
                        Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on November 25, 1998 and incorporated herein by
                        reference).

          4.3           Form of Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock of PRI Automation, Inc. (filed as
                        Exhibit 4.2 to the Company's Form 8-K filed on November 25,
                        1998 and incorporated herein by reference).

          4.4           Form of Rights Certificate (filed as Exhibit 4.3 to the
                        Company's Form 8-K filed on November 25, 1998 and incorporated herein by reference).

          4.5           Promis Systems Corporation Ltd. Amended and Restated Stock
                        Option Plan dated September 30, 1998 (filed as Exhibit 4.4 to the Company's Form S-8 filed on March 9, 1999 and incorporated herein by reference).

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

       10.11*           1994 Employee Stock Purchase Plan of the Company (filed as
                        Exhibit 10.16 to the Company's Registration Statement on
                        Form S-1, File No. 33-81836, and incorporated herein by reference).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.12           Agreement and Plan of Reorganization, dated as of October
                        25, 1997, among PRI Automation, Inc., E-Acquisition Corp.,
                        Equipe Technologies, Inc. and certain Stockholders of Equipe
                        Technologies, Inc. (filed as Exhibit 10.19 to the Company's
                        Current report on form 8-K on November 10, 1997, and
                        incorporated herein by reference).

        10.13           Stock Purchase Agreement, dated as of October 25, 1997 among
                        PRI Automation, Inc. and the Shareholders of E-Machine, Inc.
                        (filed as Exhibit 10.20 to the Company's Current Report on
                        Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        10.14 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe
                        Japan Corporation (filed as Exhibit 10.21 to the Company's
                        Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

       10.15*           PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of
                        the Company, as amended (filed as Exhibit 10.22 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended December 28, 1997 and incorporated herein by
                        reference).

        10.16           Lease agreement dated as of March 9, 1998 by and between the
                        Company and Lincoln-Whitehall Realty, L.L.C. (filed as
                        Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 29, 1998 and incorporated herein by reference).

        10.17           Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit 10.25 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 28, 1998 and incorporated herein by reference).

        10.18           Joint Venture Agreement by and between the Company and Chung
                        Song Systems, Co., Ltd. and Shinsung Engineering Co., Ltd.
                        (filed as Exhibit 10.26 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended June 28, 1998 and
                        incorporated herein by reference).

        10.19           Stock Purchase Agreement dated as of May 19, 1998 by and
                        between the Company and the Shareholders of Chiptronix
                        Handling Systems GmbH and of Chiptronix GmbH (filed as
                        Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        10.20           Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank (filed as
                        Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        10.21           Plan of Arrangement under Section 192 of the Canada Business
                        Corporations Act of Promis Systems Corporation Ltd. dated
                        March 2, 1999 (filed as Exhibit 99.1 to the Company's
                        Registration Statement on Form S-3, File No. 333-69721 and
                        incorporated herein by reference).

        10.22           Voting and Exchange Trust Agreement among the Company,
                        1325949 Ontario Inc., Promis Systems Corporation Ltd. and
                        Montreal Trust Company of Canada, as trustee dated March 2,
                        1999 (filed as Exhibit 99.2 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        10.23           Support Agreement among the Company, 1325949 Ontario Inc.
                        and Promis Systems Corporation Ltd. dated March 2, 1999
                        (filed as Exhibit 99.3 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        10.24           Lease Agreement dated as of May 28, 1996 by and between 170
                        University (Toronto) Partnership and Promis Systems
                        Corporation Ltd. **

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         21.1           List of Subsidiaries of the Company**

         23.1           Consent of PricewaterhouseCoopers LLP**

         23.2           Consent of Ernst & Young LLP, Independent Auditors**

         23.3           Report of Ernst & Young LLP, Independent Auditors, dated
                        February 27, 1998**

         27.1           Financial Data Schedule**

         27.2           Financial Data Schedule**

         27.3           Financial Data Schedule**

------------------------

*   management contracts and compensatory arrangements

**  filed herewith

(B) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission on July 20, 1999. The Company attached as an exhibit to that report a press release announcing its financial results for the fiscal quarter ended June 27, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PRI Automation, Inc.:

    In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under
Item 14(a)(1), present fairly, in all material respects, the financial position of PRI Automation, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the merger of Promis Systems Corporation, Ltd. in a transaction accounted for as a pooling of interests, as described in Note N to the consolidated financial statements. We did not audit the consolidated financial statements of Promis Systems Corporation, Ltd., which statements, not included herein, reflect total revenues of $23,967,000, before conforming accounting policy adjustments, for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Promis Systems Corporation, Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
November 15, 1999

                              PRI AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 51,865   $ 57,047
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,646 at 1999 and $3,252 at 1998...........    31,436     34,443
  Contracts in progress.....................................     6,018      9,017
  Inventories...............................................    28,351     27,494
  Deferred income taxes.....................................        --      7,832
  Other current assets......................................     7,063      7,254
                                                              --------   --------
    Total current assets....................................   124,733    143,087
Property and equipment, net.................................    19,128     20,306
Deferred income taxes.......................................        --        559
Other assets, net...........................................     2,691      3,526
                                                              --------   --------
    Total assets............................................  $146,552   $167,478
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,900   $ 12,281
  Accrued expenses and other liabilities....................    16,396     14,823
  Line of credit............................................        --         11
  Current portion of obligation under capital lease.........       570        798
  Billings in excess of revenues and customer advances......    11,931     14,726
                                                              --------   --------
    Total current liabilities...............................    45,797     42,639
Obligation under capital lease..............................       411        734
Other non-current liabilities...............................       788        965
Commitments and contingencies (Notes F, I and U)
Minority interest...........................................        56         --
Stockholders' equity:
  Preferred stock, 400,000 shares authorized; none
    outstanding.............................................        --         --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 22,265,676 and 21,235,525 issued and
    outstanding at September 30, 1999 and 1998,
    respectively............................................       223        212
  Additional paid-in capital................................   141,469    129,035
  Accumulated deficit.......................................   (42,192)    (6,107)
                                                              --------   --------
    Total stockholders' equity..............................    99,500    123,140
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $146,552   $167,478
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenue:
  Product and equipment.....................................  $100,074   $171,791   $217,437
  Services and maintenance..................................    36,222     31,754     18,663
                                                              --------   --------   --------
      Total net revenue.....................................   136,296    203,545    236,100
Cost of revenue:
  Product and equipment.....................................    63,850    105,342    105,616
  Services and maintenance..................................    19,904     19,413     15,356
                                                              --------   --------   --------
      Total cost of revenue:................................    83,754    124,755    120,972
                                                              --------   --------   --------
Gross profit................................................    52,542     78,790    115,128
Operating expenses:
  Research and development..................................    45,480     44,509     36,198
  Selling, general and administrative.......................    38,642     46,787     43,614
  Acquired in-process research and development..............        --      8,417         --
  Merger costs and special charges..........................     6,375     10,091         --
                                                              --------   --------   --------
Operating (loss) profit.....................................   (37,955)   (31,014)    35,316
Other income, net...........................................     2,935        625      1,223
                                                              --------   --------   --------
(Loss) income before income taxes...........................   (35,020)   (30,389)    36,539
Provision for (benefit from) income taxes...................     1,065     (7,766)     9,042
                                                              --------   --------   --------
Net (loss) income...........................................  $(36,085)  $(22,623)  $ 27,497
                                                              ========   ========   ========
Net (loss) income per common share:
  Basic.....................................................  $  (1.67)  $  (1.08)  $   1.35
  Diluted...................................................  $  (1.67)  $  (1.08)  $   1.27
Weighted average number of shares outstanding:
  Basic.....................................................    21,628     20,988     20,408
  Diluted...................................................    21,628     20,988     21,570

UNAUDITED PRO FORMA NET (LOSS) INCOME PER COMMON SHARE:
Historical net (loss) income:...............................  $(36,085)  $(22,623)  $ 27,497
  Adjustment to Equipe income tax expense to convert from
    S-corporation to C-corporation status...................        --     (1,156)    (3,639)
                                                              --------   --------   --------
Unaudited pro forma net (loss) income.......................  $(36,085)  $(23,779)  $ 23,858
                                                              ========   ========   ========
Unaudited pro forma net (loss) income per common share:
  Basic.....................................................  $  (1.67)  $  (1.13)  $   1.17
  Diluted...................................................  $  (1.67)  $  (1.13)  $   1.11

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                   RETAINED      ACCUMULATED
                                                 COMMON STOCK       ADDITIONAL    EARNINGS/         OTHER            TOTAL
                                              -------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                                               SHARES     AMOUNT     CAPITAL       DEFICIT)     INCOME/(LOSS)       EQUITY
                                              --------   --------   ----------   ------------   --------------   -------------
Balance, September 30, 1996.................   20,039      $200      $100,525      $  5,702                        $106,427
Exercise of stock options...................      371         4         2,396                                         2,400
Tax benefit on exercise of stock options....                            2,065                                         2,065
Proceeds from warrants offering.............                            5,990                                         5,990
Conversion of warrants to common shares.....      271         3            (3)                                           --
Stock-based compensation....................                              140                                           140
Issuance of common stock in connection with
  the Employee Stock Purchase Plan..........       49                     812                                           812
Distributions to shareholders of Equipe.....                                         (8,011)                         (8,011)
Adjustment to conform fiscal year of
  Equipe....................................                                          3,705                           3,705
Comprehensive income:
    Net income..............................                                         27,497                          27,497
    Other comprehensive income:
      Change in unrealized gain on
        securities..........................                                                         $  2                 2
                                                                                                                   --------
  Total comprehensive income................                                                                         27,499
                                               ------      ----      --------      --------          ----          --------
Balance, September 30, 1997.................   20,730       207       111,925        28,893             2           141,027
Exercise of stock options...................      178         2         1,050                                         1,052
Tax benefit on exercise of stock options....                              439                                           439
Issuance of common stock in connection with
  the Employee Stock Purchase Plan..........      115         1         1,574                                         1,575
Distributions to shareholders of Equipe.....                                         (4,507)                         (4,507)
Adjustment of retained earnings for S-
  corporation earnings of Equipe............                            5,911        (5,911)                             --
Issuance of common stock in connection with
  the acquisition of ILC....................      111         1         5,915                                         5,916
Stock options assumed in connection with the
  acquisition of ILC........................                            2,015                                         2,015
Reduction in paid-in-capital for contingent
  consideration.............................                           (1,364)                                       (1,364)
Issuance of common stock in connection with
  the pooling of interests with
  Chiptronix................................      105         1            12                                            13
Acquired accumulated deficit from
  Chiptronix................................                                         (1,556)                         (1,556)
Tax benefit from Chiptronix acquisition.....                            1,591                                         1,591
Adjustment to conform fiscal year of
  Promis....................................       (3)                    (33)         (403)                           (436)
Comprehensive loss:
    Net loss................................                                        (22,623)                        (22,623)
    Other comprehensive loss:
      Change in unrealized gain on
        securities..........................                                                           (2)               (2)
                                                                                                                   --------
  Total comprehensive loss..................                                                                        (22,625)
                                               ------      ----      --------      --------          ----          --------
Balance, September 30, 1998.................   21,236       212       129,035        (6,107)           --           123,140
Exercise of stock options...................      859         9        10,091                                        10,100
Issuance of common stock in connection with
  the Employee Stock Purchase Plan..........      171         2         2,385                                         2,387
Stock-based compensation....................                              236                                           236
Reduction in paid-in-capital for contingent
  consideration.............................                             (278)                                         (278)
Comprehensive loss:
    Net loss................................                                        (36,085)                        (36,085)
                                               ------      ----      --------      --------          ----          --------
Balance, September 30, 1999.................   22,266      $223      $141,469      $(42,192)           --          $ 99,500
                                               ======      ====      ========      ========          ====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net (loss) income.........................................  $(36,085)  $(22,623)  $ 27,497
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization expense...................     8,679      8,307      5,396
    Provisions for write-downs of inventories...............       785     12,389      5,024
    Provision for bad debts.................................      (523)     1,724        956
    Deferred income taxes...................................     8,391     (5,329)    (2,674)
    Tax benefit from disqualified dispositions..............        --        439      2,065
    Net loss on disposal of assets..........................        54      2,042        125
    Stock-based compensation................................       236         --        140
    Amortization of premiums or discounts on marketable
     securities.............................................        --         42         64
    Translation (gains) losses, net.........................      (854)     1,086        520
    Minority interests in losses of subsidiaries............      (143)        --         --
    Write-off of acquired in-process research and
     development............................................        --      8,417         --
    Changes in operating assets and liabilities:
      Trade accounts receivable.............................     3,726     46,386    (40,805)
      Contracts in progress.................................     2,999      6,446      6,361
      Inventories...........................................    (1,642)    (5,739)   (16,075)
      Other assets..........................................        34     (5,984)    (1,630)
      Accounts payable......................................     4,760    (12,050)     3,186
      Accrued expenses and other liabilities................     1,916     (4,605)     9,981
      Billings in excess of revenues and customer
       advances.............................................    (2,795)     6,889      3,000
                                                              --------   --------   --------
Net cash (used in) provided by operating activities.........   (10,462)    37,837      3,131
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from the sale of marketable securities...........        --      6,867      9,079
  Proceeds from maturities of marketable securities.........        --      2,035      5,390
  Purchases of marketable securities........................        --     (5,798)    (5,431)
  Purchases of intangible assets............................      (305)      (112)        --
  Proceeds from sale of property and equipment..............         9         24         --
  Purchases of property and equipment.......................    (6,249)   (13,665)    (7,677)
  Cash paid for contingent consideration....................      (278)    (1,364)        --
  Net effect on cash balances from Chiptronix acquisition...        --        246         --
  Net effect on cash balances from MASE acquisition.........        --     (1,533)    (1,533)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (6,823)   (13,300)      (172)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings..................................        --         --      1,769
  Repayments of borrowings..................................        --     (1,913)    (1,702)
  Proceeds from borrowings under capital lease
    obligations.............................................        --      1,001        510
  Repayment of capital lease obligations....................      (551)      (758)      (461)
  Proceeds from issuance of warrants........................        --         --      5,990
  Proceeds from minority shareholders.......................       199         --         --
  Distributions to shareholders of Equipe...................        --     (4,507)    (8,011)
  Repayments under line of credit...........................       (11)        --         --
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan...........................................    12,487      2,627      3,212
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    12,124     (3,550)     1,307
                                                              --------   --------   --------
Adjustment to conform fiscal years of Promis and Equipe.....        --        (50)       218
Effect of changes in exchange rates on cash.................       (21)      (642)      (283)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,182)    20,295      4,201

Cash and cash equivalents at beginning of year..............    57,047     36,752     32,551
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 51,865   $ 57,047   $ 36,752
                                                              ========   ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    125   $    155   $    113
    Income taxes............................................       908      8,730      5,314
  Non-cash transactions:
    Property and equipment acquired under capital leases....        --         --        265
    Acquisition of Interval Logic Corporation (see Note Q)
    Acquisition of Chiptronix Handling Systems GmbH (see
     Note P)

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS:

    PRI Automation, Inc. (the "Company") designs, develops, manufactures and markets factory automation systems, process tool wafer-handling systems and related software used by semiconductor and precision electronics manufacturers and OEM equipment suppliers to automate the fabrication of integrated circuits in cleanroom manufacturing operations. The Company also provides a broad range of integrated solutions, including system integration of hardware and software, factory simulation, project management, and on-site support. The Company is subject to risks and uncertainties common to companies in the semiconductor industry including, but not limited to, the highly cyclical nature of the semiconductor industry leading to recurring periods of over-supply, rapid technological change and the development by the Company or its competitors of new technological innovations, dependence on key personnel, the protection of proprietary technology, management of inventory and manufacturing capacity, fluctuations in operating results, doing business in Asian and European markets and related currency risks, competitive pressure on selling prices, the timing and cancellation of customer orders, the effects of the Year 2000 and the Company's ability to absorb and manage acquisitions.

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

    In March 1999, the Company acquired Promis Systems Corporation Ltd. ("Promis"). In January 1998, the Company acquired Equipe Technologies, Inc., E-Machine, Inc., and Equipe Japan Ltd. (collectively, "Equipe"). In May 1998, the Company acquired Chiptronix Handling Systems GmbH ("Chiptronix"), the European distributor of Equipe products. The acquisitions of Promis, Equipe and Chiptronix were accounted for using the pooling-of-interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Promis and Equipe. The Company has not restated its financial statements for the acquisition of Chiptronix because the effect of restatement is immaterial.

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

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of commercial paper, Eurodollars, money market mutual funds, short-term guaranteed investment certificates and other highly liquid investments with original maturities of three months or less.

MARKETABLE SECURITIES

    Current marketable securities include all investments with remaining maturities of twelve months or less. Non-current marketable securities include all investments with remaining maturities greater than twelve months. The Company classifies all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date with net unrealized holding gains and losses included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method. The Company did not hold any marketable securities as of September 30, 1999 and 1998. Gross realized gains and losses from marketable securities for the year ended September 30, 1998 were $6,000 and $1,000, respectively. Gross realized gains and losses for the year ended September 30, 1997 were $9,000 and $7,000, respectively. Gross unrealized gains and losses at September 30, 1997 were $3,000 and $1,000, respectively. Interest income included in other income, net was $2,233,000, $1,991,000 and $1,523,000 for the years ended September 30,
1999, 1998 and 1997, respectively.

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

OFF-BALANCE SHEET RISK

    The Company has entered into forward contracts in Canadian dollars to hedge the expected operating expenses of its Canadian subsidiary that are denominated in Canadian dollars. These contracts are used to mitigate the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying cost exposures. These contracts do not qualify for hedge accounting. The contract periods which do not exceed sixteen months expire monthly through December 1999. The Company does not enter into forward currency contracts for speculative purposes. Both realized and unrealized gains and losses on the contracts are classified as components of other income, net, in the consolidated statement of operations. At September 30, 1999 the notional amount of outstanding forward currency contracts was $1,914,000, which was marked to market and recognized in the consolidated statements of operations.

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    The fair value of these contracts as of September 30, 1999 and 1998, determined by applying fiscal year end currency exchange rates to the notional contract amounts, represented a net unrealized gain of $131,000 and net unrealized loss of $60,000, respectively.

RETAINAGES

    Accounts receivable include certain amounts which are not due until final customer acceptance or until contract provisions allow for billing. Such retainages were approximately $9,605,000 and $13,832,000 at September 30, 1999 and 1998, respectively. The retainages are expected to be collected within the next twelve months.

CONTRACTS IN PROGRESS

    Contracts in progress include costs and estimated profits under incomplete contracts accounted for using the percentage-of-completion method, net of amounts billed. These amounts are expected to be collected within the next twelve months as units are delivered. Amounts billed at September 30, 1999 and 1998 were $7,701,000 and $24,757,000, respectively.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Equipe Technologies, Inc. and one of the related companies, E-Machine, Inc., elected to be treated as an S-corporation under the provisions of the Internal Revenue Code, prior to their acquisition by the Company, and as such, the shareholders of Equipe Technologies, Inc. and E-Machine, Inc. were liable for individual federal and certain state income taxes on their allocated portions of the respective company's taxable income. Accordingly, U.S. income tax expense related to Equipe Technologies, Inc. and E-Machine, Inc. was not recorded by the Company for all periods through January 22, 1998, the date of consummation of the merger with the Company (see Note O) except that Equipe Technologies, Inc. and E-Machine, Inc. were subject to California franchise tax based on 1.5% of taxable income.

INVENTORIES

    Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of property and equipment are primarily provided using the straight-line method over the estimated useful lives of the assets. The amortization of assets recorded under capital leases is included in depreciation and amortization expense. Upon retirement or sale, the cost of the

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

OTHER ASSETS

    Goodwill, included in other assets, represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight line basis over ten years. Goodwill was fully amortized as of September 30, 1999. Additionally, other intangible assets, including intellectual property acquired in Promis' MASE acquisition and capitalized software licenses are amortized on a straight line basis over the estimated useful lives of the assets ranging from two to five years. The Company periodically reviews the value of intangible assets in relation to the expected associated undiscounted cash flows in order to assess whether there has been a permanent impairment in carrying value. The Company believes that no significant impairment has occurred.

BILLINGS IN EXCESS OF REVENUES

    Billings in excess of revenues include amounts billed on incomplete contracts, accounted for using the percentage-of-completion method net of costs and estimated profits recognized.

REVENUE RECOGNITION

    For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue on product sales is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $23,383,000, $54,999,000 and $100,699,000 during fiscal years
1999, 1998 and 1997, respectively. Revenue from product sales not recognized under the percentage-of-completion method is generally recorded upon shipment to the customer, provided that no significant vendor obligations remain outstanding and that collection of the related receivable is deemed probable by management. Software license revenue is recognized upon delivery of the software and receipt of a written agreement from the customer, provided that acceptance is not uncertain, fees are fixed and determinable and collectibility of the related receivable is deemed probable by management. Revenues from training and consulting are recognized as services are performed. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Additionally, the Company accrues for warranty costs upon shipment. Product and equipment net revenue includes revenue from all equipment sales, installation, project management and software licenses. Service and maintenance net revenue consists of service contracts, spare part sales, repairs and upgrades, software maintenance contracts and consulting and training services.

COMMISSIONS

    The Company pays certain commissions to agents and distributors under certain agreements in return for obtaining orders; and, in certain cases, providing installation and warranty services. Commissions that are due upon the Company receiving payment in full from the customers are charged against the related revenues. These amounts totaled approximately $98,000 and $2,381,000 for fiscal years 1998 and 1997, respectively. No such commissions were paid in fiscal 1999.

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

    The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," were insignificant.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year, except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the period, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. The Company's functional currency is the U.S. dollar for all of its subsidiaries. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in the consolidated statements of operations as other income or expense.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion 25 and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed pro forma net (loss) income and pro forma net (loss) income per share in the footnotes using the fair value based method.

NET (LOSS) INCOME PER COMMON SHARE

    Basic net (loss) income per common share is based upon the weighted average number of common shares outstanding during each period. Diluted net (loss) income per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted net (loss) income per common share does not assume the issuance of potential common shares that have an anti-dilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by fiscal 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. The Company is evaluating SFAS No. 133 to determine the impact on its consolidated financial statements.

                              PRI AUTOMATION, INC.

C. CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consisted of the following at September 30:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Cash on hand..............................................  $    11    $    21
Cash deposited with banks.................................    4,660      5,924
Eurodollars...............................................   10,967     32,088
Money market funds........................................   36,179     11,014
Time deposits.............................................       48      8,000
                                                            -------    -------
                                                            $51,865    $57,047
                                                            =======    =======

D. INVENTORIES:

    Inventories consisted of the following at September 30:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $16,492    $19,072
Work-in-process...........................................    5,804      5,242
Finished goods............................................    6,055      3,180
                                                            -------    -------
                                                            $28,351    $27,494
                                                            =======    =======

E. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at September 30:

                                                      DEPRECIABLE                  1999       1998
                                        ---------------------------------------  --------   --------
                                                                                   (IN THOUSANDS)
Machinery and equipment...............  2-7 years                                $ 31,259   $ 27,058
Furniture and fixtures................  5-7 years                                   6,479      6,025
Leasehold improvements................  Shorter of life of lease or useful life     5,883      5,475
                                                                                 --------   --------
                                                                                   43,621     38,558
Accumulated depreciation and
  amortization........................                                            (24,493)   (18,252)
                                                                                 --------   --------
                                                                                 $ 19,128   $ 20,306
                                                                                 ========   ========

    Depreciation expense was $7,364,000, $6,691,000 and $4,733,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Assets capitalized under leases totaled $3,415,000 and $3,083,000 as of September 30, 1999 and 1998, respectively. Accumulated amortization of these assets was $1,822,000 and $1,148,000 as of September 30, 1999 and 1998, respectively.

F. LEASE COMMITMENTS:

    The Company leases manufacturing and office facilities and equipment under noncancelable operating and capital leases expiring through the year 2006 (see Notes E and K). Rent expense under

                              PRI AUTOMATION, INC.

F. LEASE COMMITMENTS: (CONTINUED)

operating leases was $4,418,000, $4,343,000 and $2,680,000 for fiscal years 1999, 1998 and 1997, respectively.

    At September 30, 1999, future minimum payments, net of sub-lease proceeds, required under all noncancelable operating and capital leases were as follows:

                                                            OPERATING   CAPITAL
FISCAL YEAR                                                  LEASES      LEASES
-----------                                                 ---------   --------
                                                               (IN THOUSANDS)
2000......................................................   $ 4,373     $  594
2001......................................................     3,555        368
2002......................................................     2,642         87
2003......................................................     1,469         --
2004......................................................       603         --
2005 and thereafter.......................................       601         --
                                                             -------     ------
Total minimum lease payments..............................   $13,243     $1,049
                                                             =======     ------
Less: amount representing interest........................                   68
                                                                         ======
Present value of minimum lease payments...................               $  981
                                                                         ------

G. ACCRUED EXPENSES AND OTHER LIABILITIES:

    The significant components of accrued expenses and other liabilities consisted of the following at September 30:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued expenses..........................................  $ 7,295    $ 6,699
Accrued compensation......................................    4,718      3,086
Warranty reserves.........................................    4,383      5,038
                                                            -------    -------
                                                            $16,396    $14,823
                                                            =======    =======

H. STOCKHOLDERS' EQUITY:

STOCK OPTIONS

    During 1984, the Board of Directors voted to adopt the 1984 Incentive Stock Option Plan (the "1984 Option Plan") and subsequently reserved 1,050,000 shares of its authorized common stock for issuance under this plan. On March 17, 1994, the Board of Directors approved the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") and reserved 810,000 shares of common stock for issuance under this plan. At the Company's annual stockholder meeting held on January 26, 1996, the shareholders voted to increase the number of shares authorized for issuance under the 1994 Option Plan to 1,810,000 shares. In 1997 the Board of Directors voted to adopt the 1997 Non-Incentive Stock Option Plan (the "1997 Option Plan") which authorizes the issuance of non-qualified options to purchase up to an aggregate of 1,400,000 shares of common stock. The Board of Directors has also granted non-qualified options to directors of the Company. Incentive stock options generally vest over

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)

five years and expire six years after issuance. Non-qualified stock options generally vest between zero and five years and expire between five and ten years after issuance. Additionally, the Company assumed Promis obligations under its Amended and Restated Stock Options Plan dated September 30, 1998. The Promis plan reserved 290,895 options, as converted, for available grants by the Company's Board of Directors.

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

    Information with respect to option activity for the fiscal years 1997, 1998 and 1999 is as follows:

                                                    NUMBER OF    WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Outstanding at September 30, 1996.................   1,609,087        $ 7.94
Granted...........................................     877,248         20.52
Canceled..........................................    (260,573)        11.98
Exercised.........................................    (371,474)         6.64
                                                    ----------
Outstanding at September 30, 1997.................   1,854,288         13.62
                                                    ----------
Granted...........................................   3,759,160         20.24
Canceled..........................................  (1,894,464)        27.26
Exercised.........................................    (173,314)         5.80
                                                    ----------
Outstanding at September 30, 1998.................   3,545,670         13.78
                                                    ----------
Granted...........................................   1,532,805         32.37
Canceled..........................................    (460,354)        17.24
Exercised.........................................    (858,734)        11.76
                                                    ----------
Outstanding at September 30, 1999.................   3,759,387        $19.17
                                                    ==========

    Summarized information about stock options outstanding at September 30, 1999 is as follows:

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                    -------------------------------------   --------------------------------
                                        WEIGHTED
                                        AVERAGE             WEIGHTED                           WEIGHTED
      RANGE OF          NUMBER         REMAINING            AVERAGE           NUMBER           AVERAGE
  EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE ($)   EXERCISABLE   EXERCISE PRICE ($)
--------------------  -----------   ----------------   ------------------   -----------   ------------------
   $ 3.33-$13.63         676,705           3.52                10.66           520,402          10.24
    13.74- 14.75       1,179,350           4.84                14.75           203,712          14.74
    15.13- 25.50       1,000,575           5.10                21.98           237,714          19.66
    25.88- 41.44         902,757           5.50                28.22            63,326          27.81
                       ---------                                             ---------
   $ 3.33-$41.44       3,759,387           4.83                19.17         1,025,154          14.40

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)

    At September 30, 1998 and 1997 options exercisable were 822,914 and 523,696, respectively.

    On October 29, 1997, the Company granted Interval Logic Corporation common stock options ("ILC options") in accordance with the Board of Directors' adoption of the 1997 Interval Logic Corporation Incentive and Non-Qualified Stock Option Plan. ILC is a subsidiary of the Company engaged in the development of the Leverage advanced planning and scheduling software product for semiconductor fabs. These options give ILC employees the option to purchase ILC common shares at exercise prices of $0.10 through $1.00. The options vest over four years and expire after ten years.

    Information with respect to the ILC options activity for fiscal years 1998 and 1999 is as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Granted............................................  2,445,250        $0.10
Canceled...........................................   (430,000)        0.10
Exercised..........................................         --           --
                                                     ---------
Outstanding at September 30, 1998..................  2,015,250         0.10
                                                     ---------
Granted............................................    391,750         0.19
Canceled...........................................   (154,765)        0.11
Exercised..........................................    (24,018)          --
                                                     ---------
Outstanding at September 30, 1999..................  2,228,217        $0.11
                                                     =========

    Summarized information about ILC stock options outstanding at September 30, 1999 is as follows:

                                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                  -------------------------------------   --------------------------------
                                      WEIGHTED
                                      AVERAGE             WEIGHTED                           WEIGHTED
     RANGE OF         NUMBER         REMAINING            AVERAGE           NUMBER           AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE ($)   EXERCISABLE   EXERCISE PRICE ($)
------------------  -----------   ----------------   ------------------   -----------   ------------------
      $0.10          2,192,817          8.30                0.10            938,632            0.10
       1.00             35,400          6.42                1.00                 --              --
                     ---------
   $0.10-$1.00       2,228,217          8.27                0.11            938,632            0.10

    There were no ILC options exercisable as of September 30, 1998 and 1997.

EMPLOYEE STOCK PURCHASE PLAN

    Since May 1994, the Company has offered an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. The Company, in 1994, had reserved 450,000 shares of common stock for issuance to eligible employees. Shares purchased during fiscal years 1999, 1998 and 1997, were 171,436, 114,996 and 49,044, respectively, at average prices ranging from $9.78 to $22.26 per share. Shares available for future purchase under the ESPP totaled 9,320 at September 30, 1999.

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)

STOCK-BASED COMPENSATION PLANS

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan and accordingly, no compensation expense has been recognized for options granted to employees and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the net
(loss) income and net (loss) income per diluted share for the years ended September 30 would have been as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
Net (loss) income:
  As Reported..................................  $(36,085)  $(22,623)  $27,497
  Pro Forma....................................   (50,304)   (28,816)   25,018
Net (loss) income per share:
  Basic
    As Reported................................     (1.67)     (1.08)     1.35
    Pro Forma..................................     (2.33)     (1.37)     1.23
  Diluted
    As Reported................................     (1.67)     (1.08)     1.27
    Pro Forma..................................     (2.33)     (1.37)     1.16

    The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years, because SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

    The estimated weighted average fair value of options granted in fiscal year 1999, 1998 and 1997, to purchase the Company's common stock, were $16.86, $12.78 and $11.87, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       1999         1998         1997
                                    -----------  -----------  -----------
Expected life (years)--stock
  options.........................       5            5            5
Expected life (years)--ESPP.......      0.5          0.5          0.5
Risk-free interest rate...........  4.59%-5.86%  5.42%-5.74%  5.51%-6.52%
Volatility........................      71%          67%          64%
Dividend yield....................       0            0            0

    The fair value of ILC options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of one year to four years, risk-free interest rate of 4.84% to 5.77%, volatility of 85% and dividend yield of 0. The estimated weighted average fair value of options granted in fiscal year 1999 and 1998 was $0.13 and $0.07, respectively.

STOCK WARRANTS

    Pursuant to an agreement dated February 26, 1996, prior to the acquisition of Promis by the Company, Promis issued and sold 270,600 warrants, converted at the common stock exchange ratio of 0.1353, at $22.09 per warrant for aggregate proceeds of $6.6 million. Each warrant was convertible into

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)

one common share. The associated costs of the warrants offering were approximately $0.6 million. On June 16, 1997, the 270,600 warrants were converted into 270,600 common shares.

    On May 1, 1996, Promis granted warrants to a third party to purchase up to 13,530 common shares, as converted at the common stock exchange ratio. These warrants have an expiration date of April 30, 2000.

    Summarized information about warrants outstanding at September 30, 1999 is as follows:

                        WEIGHTED
                        AVERAGE
      WARRANTS          EXERCISE
     OUTSTANDING         PRICE
---------------------   --------
       10,148            $11.75
        3,382             12.27
       ------
       13,530            $11.88
       ======

RIGHTS AGREEMENT

    The Board of Directors of the Company adopted a Rights Agreement, dated as of December 9, 1998, between the Company and State Street Bank and Trust Company, as Rights Agent. In connection with this agreement, the Board distributed one common share purchase right for each share of common stock then or thereafter outstanding. The rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the outstanding common shares of the Company. Each Right, when it becomes exercisable, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company, at a price of $140. Prior to any party acquiring 20% or more of the outstanding common shares of the Company or prior to the expiration date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price, in cash or common shares or other securities of the Company deemed by the Board of Directors to be at least equivalent in value, of $.001 per Right. The rights expire on December 9, 2008 unless otherwise redeemed by the Company prior to that date.

I. CONTINGENT LIABILITY:

    At September 30, 1999, the Company had a contingent liability of approximately $0.8 million. In 1993, Promis purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company (the "sellers"). The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares, as converted at the common stock exchange ratio, of the Company, valued at $73.91 per common share. At the time of the acquisition, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which approximately $4.0 million exceeded the market value of the common shares owned by the sellers on April 7, 1998.

    On March 29, 1996, Promis made a formal claim against the sellers pursuant to the dispute resolution provisions of the original purchase and sale agreements. The sellers filed certain counterclaims against Promis. In 1997, Promis and the sellers reached a settlement of the dispute. The settlement provided that commencing on April 7, 1998 Promis would pay additional cash to the sellers

                              PRI AUTOMATION, INC.

I. CONTINGENT LIABILITY: (CONTINUED)

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

    Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of September 30, 1999, calculated based on the market value of the Company's common stock at September 30, 1999, is approximately $0.8 million.

J. INCOME TAXES:

    The following summarizes the Company's provision for (benefit from) income taxes for the years ended September 30:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current tax (benefit) provision:
  Federal........................................  $(7,667)   $(2,806)   $10,871
  State..........................................       21         17        845
  Foreign........................................      320        267         --
                                                   -------    -------    -------
Total current (benefit) provision................   (7,326)    (2,522)    11,716
                                                   -------    -------    -------
Deferred provision (benefit):
  Federal........................................    4,570     (3,349)    (2,324)
  State..........................................    2,643     (1,895)      (350)
  Foreign........................................    1,178         --         --
                                                   -------    -------    -------
Total deferred provision (benefit)...............    8,391     (5,244)    (2,674)
                                                   -------    -------    -------
Total provision for (benefit from) income
  taxes..........................................  $ 1,065    $(7,766)   $ 9,042
                                                   =======    =======    =======

    The tax benefit recognized from the Chiptronix acquisition was recorded directly to stockholders' equity and, therefore, the deferred tax benefit does not reflect the change in the deferred tax assets in fiscal 1998.

                              PRI AUTOMATION, INC.

J. INCOME TAXES: (CONTINUED)

    The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                     1999         1998         1997
                                                   --------     --------     --------
U.S. federal income tax statutory rate...........   (34.0)%      (34.0)%       35.0%
Change in valuation allowance....................    43.4          0.0          0.0
State income taxes, net of federal benefit.......    (0.4)        (2.6)         2.9
Foreign rate differential........................    (0.1)         0.6          0.3
U.S. and foreign tax credits.....................    (9.6)        (2.1)        (4.1)
Foreign sales corporation tax benefit............     0.0          0.0         (2.4)
S-corporation income of Equipe...................     0.0         (1.4)        (9.3)
Acquisition costs not deductible for tax
  purposes.......................................     3.9         14.3          0.0
Other............................................    (0.2)        (0.4)         2.3
                                                    -----        -----         ----
Effective tax rate...............................     3.0%       (25.6)%       24.7%
                                                    =====        =====         ====

    At September 30, the components of net deferred tax assets (liabilities) were as follows:

                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Gross deferred tax assets:
  Bad debts.............................................  $    306   $    622
  Inventory.............................................     3,087      5,599
  Compensation..........................................       322        270
  Intangible assets.....................................     2,338      2,477
  Tax credits...........................................     6,890      3,178
  Canadian R&D and capital cost allowances..............     9,884      9,572
  Net operating losses..................................    10,715      1,069
  Warranty..............................................     1,332      1,559
  Other.................................................     1,815      1,519
                                                          --------   --------
    Subtotal............................................    36,689     25,865
                                                          --------   --------
Gross deferred tax liabilities:
  Long-term contracts...................................      (993)    (1,753)
  Accounts receivable...................................      (698)      (334)
  Depreciation..........................................    (1,650)    (1,719)
                                                          --------   --------
    Subtotal............................................    (3,341)    (3,806)
                                                          --------   --------
Valuation allowance.....................................   (33,348)   (13,668)
                                                          --------   --------
      Net deferred tax assets...........................  $     --   $  8,391
                                                          ========   ========

    The Company experienced net operating losses during fiscal years 1998 and 1999 and, therefore, believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets and accordingly has established a full valuation allowance in fiscal 1999. The net increase in the valuation allowance during 1999 and 1998 was $19,680,000 and $2,459,000, respectively.

                              PRI AUTOMATION, INC.

J. INCOME TAXES: (CONTINUED)

    At September 30, 1999, the Company had U.S. federal net operating losses
(NOLs) of $43,814,000, of which $19,868,000 is expected to be utilized in full upon carryback and the remaining amount of $23,946,000 is available to offset future taxable income. The Company has recorded a tax receivable related to the NOL carryback claim which is classified in other current assets. Approximately $8,343,000 of the NOL is attributable to the exercise of stock options for which the tax benefit and related valuation allowance was recorded directly to stockholder's equity. The U.S. federal net operating losses are available for carryforward and expire in fiscal year 2020. The Company also has U.S. federal credit carryforwards of $1,926,000 that begin to expire in fiscal year 2012. The Company has available state net operating losses of $39,455,000 that expire in fiscal year 2004 to fiscal year 2020 and state credit carryforwards of $2,673,000 that expire beginning in fiscal year 2013. The Company also has non-U.S. losses of $2,130,000 that expire beginning in fiscal year 2005, and non-U.S. credits of $3,200,000 that begin to expire in fiscal year 2005.

K. FINANCING ARRANGEMENTS:

REVOLVING CREDIT

    On June 16, 1998, the Company entered into a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread, or at the effective prime rate. At September 30, 1999, the LIBOR borrowing rate would have been 6.50%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank of $1,875,000 at September 30, 1999, and therefore, the available balance under this credit agreement was $18,125,000 at September 30, 1999. At September 30, 1999, the Company was not in compliance with certain of the required covenants but has subsequently received a waiver from the Bank on November 15, 1999 for the quarter ended September 30, 1999. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the minimum consolidated net income requirements of the revolving credit agreement for the three months ended September 30, 1999. The Company expects to seek future waivers as necessary from the Bank, on the next measurement date of January 2, 2000. However, there can be no assurance that such waivers will be obtained.

    Promis' operating line of credit of $2.9 million with the Bank of Nova Scotia expired on April 30, 1999 and was not renewed. There were no borrowings against this operating facility while in effect.

CAPITAL LEASE OBLIGATIONS

    The Company holds certain property and equipment under capital leases. The obligations under capital leases represent the present value of future minimum lease payments and are secured by certain assets of the Company. The capital lease obligations bear interest at rates of 7.0% to 9.9% per annum and expire at various dates through July 2002 (see Note F).

L. DEFINED CONTRIBUTION PLANS:

    Eligible employees can participate in the Company's 401(k) Savings and Retirement Plan by making voluntary contributions to the plan in amounts up to the statutory limit or 15% of their annual

                              PRI AUTOMATION, INC.

L. DEFINED CONTRIBUTION PLANS: (CONTINUED)

compensation. Currently, the Company has elected to match a portion of the employee deferral up to certain prescribed limits, and these contributions vest at a rate of 20% per year. Pursuant to the acquisition of Promis, certain eligible employees receive Company matching contributions which vest 100% after one year. The Company's contribution expense under these plans amounted to $1,118,000, $1,101,000, and $780,000 for fiscal years 1999, 1998 and 1997, respectively. Employees of Equipe were not eligible under this plan until after the acquisition (see Note O.)

    Canadian employees are eligible to participate in the Registered Retirement Savings Plan ("RRSP") which allows voluntary contributions up to the statutory limit. The Company has elected to match a portion of the employee contributions, up to a maximum of $5,000 per employee per year. These contributions are fully vested when made. The Company's contribution expenses under the RRSP were approximately $172,000, $148,000, and $129,000 in fiscal years 1999, 1998 and
1997, respectively.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION:

    Effective for fiscal year 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source of business segments.

    The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Automation Systems, Tool Automation Systems and MES and Other Systems. These businesses are segregated into their respective reportable segments based on the Company's management reporting structure and its method of internal resource allocations. Additionally, the Company's product development processes and customers were evaluated in determination of the segments.

    The Factory Automation Systems segment provides automation products for interbay, intrabay and lithography automation as well as integration and support services to semiconductor manufacturers. The Tool Automation Systems segment provides wafer-handling systems, software and services for process tool equipment suppliers. The MES and Other Systems segment primarily provides manufacturing execution system ("MES") software and advanced planning and scheduling software to semiconductor manufacturers. This segment, however, does not include all of the Company's software products, as material control software ("MCS") and tool connectivity software are components of the other segments.

    The Company's operating segments have no significant intersegment revenues and expenses, as all segments' revenues are generated from sales to unaffiliated customers. External revenues and expenses are allocated between the applicable segments. The Company's segments are evaluated on an operating profit basis, and other income and expenses and income tax provisions or benefits are not calculated for the specific segments. Any results of operations or assets not specifically allocated to these segments are included in the Corporate and Other category. The Corporate and Other category assets include all non-identifiable assets, primarily cash and investments, deferred income taxes, and other current and non-current assets. Activity related to strategic technology development, corporate marketing, general corporate administrative expenses, merger costs and special charges, other income and expenses and income taxes are included in the Corporate and Other segment. Depreciation expense and expenditures

                              PRI AUTOMATION, INC.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION: (CONTINUED)

for long-lived assets by segment are not presented below as amounts are not used in measuring segment operating performance by the Company's chief operating decision maker. The accounting policies of the reportable segments are the same as those described in Note B, "Summary of Significant Accounting Policies."

                          SUMMARY OF BUSINESS SEGMENTS

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
TOTAL NET REVENUE TO UNAFFILIATED CUSTOMERS
Factory Automation Systems....................  $ 70,046   $107,215   $169,465
Tool Automation Systems.......................    41,496     70,459     43,694
MES and Other Systems.........................    24,754     25,871     22,941
                                                --------   --------   --------
    Total net revenue.........................  $136,296   $203,545   $236,100
                                                ========   ========   ========
SEGMENT OPERATING (LOSS) PROFIT
Factory Automation Systems....................  $(21,454)  $ (3,531)  $ 33,183
Tool Automation Systems.......................     1,426      9,781      9,715
MES and Other Systems.........................    (3,062)    (6,785)       965

Other reconciling items:
Corporate and other expenses..................   (14,865)   (30,479)    (8,547)
                                                --------   --------   --------
    Consolidated operating (loss) profit......  $(37,955)  $(31,014)  $ 35,316
                                                --------   --------   --------
Other income, net.............................     2,935        625      1,223
    Consolidated (loss) income before income
      taxes...................................  $(35,020)  $(30,389)  $ 36,539
                                                ========   ========   ========
IDENTIFIABLE SEGMENT ASSETS
Factory Automation Systems....................  $ 52,094   $ 58,791   $111,804
Tool Automation Systems.......................    19,097     14,543     15,087
MES and Other Systems.........................     9,253     12,858     13,481
                                                --------   --------   --------
    Identifiable segment assets...............    80,444     86,192    140,372
                                                --------   --------   --------
Corporate and other...........................    66,108     81,286     56,782
                                                --------   --------   --------
    Consolidated total assets.................  $146,552   $167,478   $197,154
                                                ========   ========   ========

    One customer comprised 10% or more of the Company's total net revenue for the years ended September 30 as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Customer A (1).............................................     21%        19%        32%

------------------------

(1) Total net revenue for this customer in fiscal years 1999, 1998, and 1997 were recorded by the Factory Automation Systems segment.

                              PRI AUTOMATION, INC.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION: (CONTINUED)

                       SUMMARY OF GEOGRAPHIC INFORMATION

    Information as to the Company's sales in different geographical areas for the years ended September 30 were as follows (2):

                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
United States.................................  $ 91,632   $130,718   $125,895
Taiwan........................................     6,012     13,274     24,442
Germany.......................................    15,990     23,699      4,011
Rest of world.................................    22,662     35,854     81,752
                                                --------   --------   --------
  Total net revenue...........................  $136,296   $203,545   $236,100
                                                ========   ========   ========

------------------------

(2) Sales are attributable to geographic areas based on location of customer.

    Long-lived assets, including property and equipment, goodwill, intellectual property and other intangible assets by geographical areas as of September 30 were as follows (3):

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................................  $17,651    $19,149    $14,463
Canada...........................................    3,041      3,711      5,715
Rest of world....................................      495        514        430
                                                   -------    -------    -------
  Total long-lived assets........................  $21,187    $23,374    $20,608
                                                   =======    =======    =======

------------------------

(3) Long-lived assets of countries outside of the United States and Canada are individually not a significant portion of the Company's assets.

N. ACQUISITION OF PROMIS:

    On March 2, 1999, the Company acquired Promis, a Canadian corporation, in a transaction accounted for as a pooling of interests. Promis is a developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. In connection with the acquisition, the Company issued 0.1353 exchangeable shares for each outstanding Promis share, or an aggregate of 1,389,974 exchangeable shares. Each exchangeable share may be exchanged at any time for one share of common stock of the Company. The Company assumed options to purchase 270,336 shares of the Company's common stock and a warrant to purchase 13,530 shares of common stock, converted at the common stock exchange ratio, under this acquisition agreement (see Note H). The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations and cash flows of Promis.

    Prior to the acquisition, Promis prepared its financial statements based on a December 31 fiscal year-end. Accordingly, Promis' results of operations, statements of stockholders' equity and cash flows for the year ended
December 31, 1997 were combined with the Company's results of operations, statements of stockholders' equity and cash flows for the year ended
September 30, 1997. The results of operations, statements of stockholders' equity and cash flows for fiscal 1998 are for the twelve months

                              PRI AUTOMATION, INC.

N. ACQUISITION OF PROMIS: (CONTINUED)

ended September 30, 1998 for both the Company and Promis. Promis' results of operations for the three months ended December 31, 1997, including net revenue of $6,457,000 and net income of $403,000, are included in the Company's consolidated statements of operations, statements of stockholders' equity, and cash flows for both the years ended September 30, 1998 and 1997. To conform fiscal periods, an amount equal to Promis' net income and $33,000 of Promis' additional paid-in capital from the exercise of stock options for the three months ended December 31, 1997 were eliminated from the consolidated statement of stockholders' equity for the year ended September 30, 1998. Additionally, Promis' $50,000 increase in cash and cash equivalents for the three months ended December 31, 1997 has been eliminated in the Company's condensed consolidated statement of cash flows for the year ended September 30, 1998, because this increase has been included in the beginning cash and cash equivalents at October 1, 1997.

    The following information presents certain statements of operations data of the Company, after restatement from the Equipe acquisition, and Promis for the period prior to the Promis acquisition. The Company made certain adjustments, as shown below, to Promis' accounting policies related to software revenue recognition under SOP 97-2, "Software Revenue Recognition," and to limit the life of goodwill in a technology-related acquisition to no more than 10 years:

                                                PRI       HISTORICAL                ADJUSTED   COMBINED
                                             AUTOMATION     PROMIS     ADJUSTMENT    PROMIS    COMPANIES
                                             ----------   ----------   ----------   --------   ---------
Net revenue for:
  Three months ended December 27, 1998.....   $ 25,316      $ 4,319          --     $ 4,319    $ 29,635
  Fiscal 1998..............................    178,193       25,352          --      25,352     203,545
  Fiscal 1997..............................    213,159       23,967     $(1,026)     22,941     236,100
Net (loss) income for:
  Three months ended December 27, 1998.....   $ (5,608)     $(2,047)         --     $(2,047)   $ (7,655)
  Fiscal 1998..............................    (23,942)       1,319          --       1,319     (22,623)
  Fiscal 1997..............................     26,572        2,073     $(1,148)        925      27,497

O. ACQUISITION OF EQUIPE:

    On January 22, 1998, the Company acquired Equipe, a worldwide developer, manufacturer, and supplier of wafer and substrate handling robots, pre-aligners and controllers for semiconductor process tool manufacturers. The Company issued 4,088,016 shares of its common stock in exchange for all of the outstanding stock of Equipe Technologies, Inc., using an exchange ratio of 0.760372 of one share of the Company's common stock for each share of Equipe Technologies, Inc, and the Company issued 36,000 and 240,000 shares of the Company's common stock for the common stock of E-Machine, Inc. and Equipe Japan Ltd., respectively. In addition, all outstanding Equipe stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. The business combination was accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the acquisition have been restated to include the financial position, results of operations and cash flows of Equipe. Significant intercompany transactions among the Equipe Combined Companies prior to the period in which the business combination occurred have been eliminated from the accompanying financial statements.

    Prior to the acquisition, Equipe prepared its financial statements based on a December 31 fiscal year-end. Accordingly, Equipe's results of operations, statements of stockholders' equity and cash flows

                              PRI AUTOMATION, INC.

O. ACQUISITION OF EQUIPE: (CONTINUED)

for the year ended December 31, 1996 were combined with the Company's results of operations, statements of stockholders' equity and cash flows for the year ended September 30, 1996. The results of operations, statements of stockholders' equity and cash flows for fiscal 1997 are for the twelve months ended
September 30, 1997 for both the Company and Equipe. Equipe's results of operations for the three months ended December 31, 1996 (including revenues, net income and distributions to shareholders of $6,906,000, $1,582,000 and $5,287,000, respectively) are included in the Company's consolidated statements of operations, statements of stockholders' equity and cash flows for both the years ended September 30, 1997, as presented herein, and 1996. Therefore, an amount equal to Equipe's net income and distributions to shareholders for the three months ended December 31, 1996 was eliminated from the consolidated statement of stockholders' equity for the year ended September 30, 1997. Equipe's decrease in cash and cash equivalents for the three months ended December 31, 1996 of $218,000 is included in the consolidated statement of cash flows for both the years ended September 30, 1997, as presented herein, and 1996. Therefore, this amount was eliminated from the consolidated statement of cash flows for the year ended September 30, 1997.

    Equipe Technologies, Inc. and E-Machine, Inc. were S corporations for income tax purposes prior to the acquisition. Pro forma net (loss) income and net
(loss) income per common share, which give effect to adjustments that provide for income taxes as if Equipe Technologies, Inc. and E-Machine, Inc. had been treated as C-corporations for the period presented, have been presented on the consolidated statements of operations. The pro forma information is shown for comparative purposes only.

    The following information presents certain statements of operations data of the Company and Equipe for the period prior to the Equipe acquisition. The statements of operations data for Promis is included below so as to reconcile with the consolidated statements of operations:

                                               PRI                  COMBINED
                                            AUTOMATION    EQUIPE    COMPANIES    PROMIS    CONSOLIDATED
                                            ----------   --------   ---------   --------   ------------
Net revenue for:
  Three months ended December 28, 1997....   $ 46,830    $18,303    $ 65,133    $ 6,457      $ 71,590
  Fiscal 1997.............................    169,465     43,694     213,159     22,941       236,100
Net (loss) income for:
  Three months ended December 28, 1997....   $ (3,449)   $ 3,042    $   (407)   $   403      $     (4)
  Fiscal 1997.............................     17,076      9,496      26,572        925        27,497

P. ACQUISITION OF CHIPTRONIX:

    On May 19, 1998, the Company acquired Chiptronix, a Switzerland corporation, for aggregate non-cash consideration of 105,000 shares of the Company's common stock. Chiptronix was the European distributor of Equipe products. The business combination was accounted for as a pooling of interests. However, as the financial position and results of operations of Chiptronix are immaterial to the financial position and results of operations of the Company on a consolidated basis, no prior period financial amounts have been restated. In accordance with this business combination, the Company has acquired the net liabilities of Chiptronix, in the amount of $1,543,000, including net cash assumed of $246,000. Additionally, the Company acquired Chiptronix' retained deficit of $1,556,000 as of March 29, 1998 and this amount is included in the changes to stockholders' equity for the year ended September 30, 1998. The results of operations of Chiptronix for the six months ended September 30, 1998 have been included in the accompanying consolidated financial statements of the Company.

                              PRI AUTOMATION, INC.

Q. ACQUISITION OF INTERVAL LOGIC CORPORATION:

    On October 29, 1997 the Company acquired ILC, a California corporation, for aggregate non-cash consideration of 111,258 shares of the Company's common stock. In addition, the Company assumed options to purchase an aggregate of 199,170 shares of the Company's common stock. ILC was formed in 1995 to develop advanced, high-performance planning and scheduling software solutions for the semiconductor industry. The value of the transaction was $8,523,000, including approximately $600,000 of expenses related to the acquisition. $424,000 of net liabilities of ILC were acquired under this transaction. The Company accounted for the transaction as a purchase. Pro forma information for the previous period has been omitted because the effect of restatement would be immaterial.

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

    The revenue assumptions for this product were a key variable in the Company's valuation analysis. The Company developed revenue projections based on management's expected release date of March 1999 for the beta version of the Leverage product. Given that ILC had no historical revenue to rely on as a guide, the Company based its projections on revenues from a population of comparable companies. The revenue growth rates projected for the Leverage product were comparable to the 3-year cumulative average growth rate for the comparable companies. The costs of completion assumptions for the Leverage product were a second key variable in the Company's valuation analysis. These assumptions were based on detailed cost analysis provided by the head of research and development for ILC, and included assumptions regarding completion dates for development milestones. The total development effort was estimated to take approximately 225 engineering man-months at a cost of approximately $2,800,000. This project included completion of the software requirement definition, data integration and validation, completion of the graphics user interface, development of alpha and beta versions for customer testing, and integration and adaptation with customer systems. The significant further investments in development required to meet expected customer requirements were substantially completed in the third quarter of fiscal 1999. The actual development costs have approximated the cost estimates used in the valuation model.

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

                              PRI AUTOMATION, INC.

R. ACQUISITION OF MASE:

    Effective October 2, 1997, prior to the acquisition of Promis by the Company, Promis purchased the net assets of MASE Systems, Inc. ("MASE") of San Jose, California for $1,533,000 in cash. The Company acccounted for the transaction as a purchase. The net assets of MASE acquired included $170,000 of net non-cash working capital, $26,000 in net property and equipment, and $1,337,000 in intellectual property. Pro forma information for the previous period has been omitted because the effect of restatement on the Company's results of operations would be immaterial.

S. MERGER COSTS AND SPECIAL CHARGES:

    For the year ended September 30, 1999, the Company recorded special charges of $650,000 in the first quarter. These charges represent provisions for severance compensation relating to the termination of 62 personnel. The personnel reductions included 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. As of September 30, 1999, all of the severance compensation had been paid.

    For the year ended September 30, 1999, the Company, in the second quarter, recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of September 30, 1999, all of these merger costs had been paid. Additionally, during the second quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management personnel in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter, the Company recognized a special credit of $75,000 to adjust the estimated costs to reflect actual costs. At September 30, 1999, $424,000 of these charges remained in accrued expenses and are expected to be paid by December 2000.

    In connection with the acquisition of Equipe, direct acquisition costs of $4,490,000 for legal, investment banking and accounting fees were recorded in fiscal 1998. Approximately $35,000 remained in accrued expenses at September 30, 1999 in connection with these direct acquisition costs and are expected to be paid by the end of the second fiscal quarter of 2000.

    Additionally, during the second, third and fourth quarters of fiscal 1998, the Company recorded restructuring and other special charges of $5,601,000 in response to market conditions and to integrate the Equipe operations. The special charges included provisions for severance compensation of $1,910,000 resulting from terminations of approximately 244 personnel completed in 1998. The personnel reductions consisted of 123 in manufacturing and customer support, 65 in engineering and 56 in sales, general and administrative functions. In addition, the special charges included costs of $2,943,000 relating to reductions of leased facilities space and a non-cash write-down of specialized demonstration equipment for a particular customer of $748,000 and other assets that are not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in fiscal 1998, all of these special charges had been paid as of September 30, 1999.

                              PRI AUTOMATION, INC.

T. NET (LOSS) INCOME PER SHARE:

    A reconciliation between basic and diluted net (loss) income per share for the years ended September 30 is as follows (in thousands, except per share data):

                                                   1999       1998       1997
                                                 --------   --------   --------
Net (loss) income:.............................  $(36,085)  $(22,623)  $27,497
Shares used in computation:
  Weighted average common shares outstanding
    used in computation of basic net (loss)
    income per common share....................    21,628     20,988    20,408
  Dilutive effect of stock options and
    warrants...................................        --         --     1,162
                                                 --------   --------   -------
  Shares used in computation of diluted net
    (loss) income per common share.............    21,628     20,988    21,570
                                                 ========   ========   =======
  Basic net (loss) income per common share.....  $  (1.67)  $  (1.08)  $  1.35
  Diluted net (loss) income per common share...  $  (1.67)  $  (1.08)  $  1.27

    During the years ended September 30, 1999 and 1998, options to purchase 3,759,387 and 3,545,670 shares of common stock were outstanding but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Options to purchase 55,281 shares of common stock were outstanding for fiscal year 1997 but were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

U. JOINT VENTURE:

    Effective June 1, 1998, the Company entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") and Chung Song Systems Co., Ltd. ("CSSC") to distribute the Company's products and services in Korea. SEC and CSSC are in the business of developing and marketing of products and services for the semiconductor industry. Under the terms of the agreement, the Company owns 80% of the joint venture and SEC and CSSC each own 10% of the joint venture. The Company, SEC and CSSC have committed to invest on a pro rata basis 2.6 billion Korean won, or approximately $2.1 million, based on a September 30, 1999 exchange rate of 1216 Korean won per U.S. dollar, in the joint venture over a two-year period through June 2000. As of September 30, 1999, the Company had outstanding commitments under this agreement of 1.0 billion Korean won, or approximately $0.9 million.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           PRI AUTOMATION, INC.

Date: December 21, 1999                                    /s/ MITCHELL G. TYSON
                                               --------------------------------------------
                                                             Mitchell G. Tyson
                                                   President and Chief Executive Officer

Date: December 21, 1999                                   /s/ STEPHEN D. ALLISON
                                               --------------------------------------------
                                                            Stephen D. Allison
                                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                                                       Chief Executive Officer,
                /s/ MITCHELL G. TYSON                  President and Director
     -------------------------------------------       (principal executive         December 21, 1999
                  Mitchell G. Tyson                    officer)

                /s/ MORDECHAI WIESLER
     -------------------------------------------       Treasurer and Director       December 21, 1999
                  Mordechai Wiesler

               /s/ STEPHEN D. ALLISON                  Chief Financial Officer
     -------------------------------------------       (principal financial and     December 21, 1999
                 Stephen D. Allison                    accounting officer)

             /s/ ALEXANDER V. D'ARBELOFF
     -------------------------------------------       Director                     December 21, 1999
               Alexander V. d'Arbeloff

                /s/ BORUCH FRUSZTAJER
     -------------------------------------------       Director                     December 21, 1999
                  Boruch Frusztajer

                  /s/ AMRAM RASIEL
     -------------------------------------------       Director                     December 21, 1999
                    Amram Rasiel

               /s/ KENNETH M. THOMPSON
     -------------------------------------------       Director                     December 21, 1999
                 Kenneth M. Thompson

                                  SCHEDULE II
                              PRI AUTOMATION, INC.

               FOR YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                       BALANCE AT                               BALANCE
                                                       BEGINNING    CHARGED TO     AMOUNTS      AT END
                                                       OF PERIOD     EXPENSE     WRITTEN OFF   OF PERIOD
                                                       ----------   ----------   -----------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
September 30, 1999...................................    $ 3,252      $  (523)     $   83       $ 2,646
September 30, 1998...................................    $ 1,600      $ 1,652          --       $ 3,252
September 30, 1997...................................    $   700      $   900          --       $ 1,600

INVENTORY RESERVES:
September 30, 1999...................................    $15,147      $   785      $9,677       $ 6,255
September 30, 1998...................................    $ 5,125      $12,389      $2,367       $15,147
September 30, 1997...................................    $ 1,126      $ 5,024      $1,025       $ 5,125

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
         2.1            Combination Agreement dated as of November 24, 1998 between
                        PRI Automation, Inc., 1325949 Ontario Inc. and Promis
                        Systems Corporation Ltd. (filed as Exhibit 2.1 to the
                        Company's Registration Statement S-3 filed on December 24,
                        1998 and incorporated herein by reference).

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

         4.6            Specimen certificate for the Common Stock of the Company
                        (filed as Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).

         4.7            Rights Agreement dated as of December 9, 1998, between PRI
                        Automation, Inc. and State Street Bank and Trust Company, as
                        Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on November 25, 1998 and incorporated herein by
                        reference).

         4.8            Form of Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock of PRI Automation, Inc. (filed as
                        Exhibit 4.2 to the Company's Form 8-K filed on November 25,
                        1998 and incorporated herein by reference).

         4.9            Form of Rights Certificate (filed as Exhibit 4.3 to the
                        Company's Form 8-K filed on November 25, 1998 and incorporated herein by reference).

         4.10           Promis Systems Corporation Ltd. Amended and Restated Stock
                        Option Plan dated September 30, 1998 (filed as Exhibit 4.4 to the Company's Form S-8 filed on March 9, 1999 and incorporated herein by reference).

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

        10.11*          1994 Employee Stock Purchase Plan of the Company (filed as
                        Exhibit 10.16 to the Company's Registration Statement on
                        Form S-1, File No. 33-81836, and incorporated herein by reference).

        10.12           Agreement and Plan of Reorganization, dated as of October
                        25, 1997, among PRI Automation, Inc., E-Acquisition Corp.,
                        Equipe Technologies, Inc. and certain Stockholders of Equipe
                        Technologies, Inc. (filed as Exhibit 10.19 to the Company's
                        Current report on form 8-K on November 10, 1997, and
                        incorporated herein by reference).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        10.13           Stock Purchase Agreement, dated as of October 25, 1997 among
                        PRI Automation, Inc. and the Shareholders of E-Machine, Inc.
                        (filed as Exhibit 10.20 to the Company's Current Report on
                        Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        10.14 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe
                        Japan Corporation (filed as Exhibit 10.21 to the Company's
                        Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        11.15*          PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of
                        the Company, as amended (filed as Exhibit 10.22 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended December 28, 1997 and incorporated herein by
                        reference).

        10.16           Lease agreement dated as of March 9, 1998 by and between the
                        Company and Lincoln-Whitehall Realty, L.L.C. (filed as
                        Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 29, 1998 and incorporated herein by reference).

        10.17           Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit 10.25 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 28, 1998 and incorporated herein by reference).

        10.18           Joint Venture Agreement by and between the Company and Chung
                        Song Systems, Co., Ltd. and Shinsung Engineering Co., Ltd.
                        (filed as Exhibit 10.26 to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended June 28, 1998 and
                        incorporated herein by reference).

        10.19           Stock Purchase Agreement dated as of May 19, 1998 by and
                        between the Company and the Shareholders of Chiptronix
                        Handling Systems GmbH and of Chiptronix GmbH (filed as
                        Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        10.20           Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank (filed as
                        Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        10.21           Plan of Arrangement under Section 192 of the Canada Business
                        Corporations Act of Promis Systems Corporation Ltd. dated
                        March 2, 1999 (filed as Exhibit 99.1 to the Company's
                        Registration Statement on Form S-3, File No. 333-69721 and
                        incorporated herein by reference).

        10.22           Voting and Exchange Trust Agreement among the Company,
                        1325949 Ontario Inc., Promis Systems Corporation Ltd. and
                        Montreal Trust Company of Canada, as trustee dated March 2,
                        1999 (filed as Exhibit 99.2 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        10.23           Support Agreement among the Company, 1325949 Ontario Inc.
                        and Promis Systems Corporation Ltd. dated March 2, 1999
                        (filed as Exhibit 99.3 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        10.24           Lease Agreement dated as of May 28, 1996 by and between 170
                        University (Toronto) Partnership and Promis Systems
                        Corporation Ltd. **

        21.1            List of Subsidiaries of the Company**

        23.1            Consent of PricewaterhouseCoopers LLP**

        23.2            Consent of Ernst & Young LLP, Independent Auditors**

        23.3            Report of Ernst & Young LLP, Independent Auditors, dated
                        February 27, 1998**

        27.1            Financial Data Schedule **

        27.2            Financial Data Schedule **

        27.3            Financial Data Schedule **

------------------------

*   management contracts and compensatory arrangements

**  filed herewith