Form 10-K/A
period 1999-09-30
PRI AUTOMATION INC
filed 2000-01-28
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------
                                FORM 10-K/A NO. 1

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended             Commission File Number
             September 30, 1999                         0-24934


                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)



                    Massachusetts                          04-2495703
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation)                                 Identification No.)

              805 Middlesex Turnpike                          01821
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

                               -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 3, 1999 as reported by the Nasdaq National Market, was approximately $1,091,299,458. Shares of Common Stock held by each executive officer and director of the Registrant and by each person known by the Registrant to own beneficially 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. That such persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of December 3, 1999, the Registrant had outstanding 22,612,092 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

         THE FOLLOWING ITEMS ARE INCLUDED HEREIN: ITEMS 10, 11, 12 AND 13.

EXPLANATION FOR THIS AMENDMENT:

         The Annual Report on Form 10-K of PRI Automation, Inc. (the "Company") for the Company's fiscal year ended September 30, 1999 (the "1999 Form 10-K") is being amended hereby to include the items listed below:

ITEM     DESCRIPTION

Item 10  Directors and Executive Officers of the Registrant

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners and Management

Item 13  Certain Relationships and Related Transactions

         The Company's 1999 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on December 23, 1999, incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement was not filed with the Commission within 120 days of the close of the Company's fiscal year ended September 30, 1999, however. Accordingly, the 1999 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference.

THE AMENDMENT

         Items 10, 11, 12 and 13 in Part III of the 1999 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each director (each of whom has been nominated for re-election) and each executive officer of PRI:



            NAME                 AGE                                   POSITION
            ----                 ---                                   --------


Mordechai Wiesler                 69  Chairman of the Board of Directors
Mitchell G. Tyson                 45  President, Chief Executive Officer and Director
Stephen D. Allison (1)            54  Chief Financial Officer
Robert G. Postle                  45  Vice President, General Manager, Factory Systems Division
Edward A. Wagner                  51  Vice President, General Manager, OEM Systems Division
Amram Rasiel (2)                  69  Director
Boruch B. Frusztajer (2)(3)       69  Director
Alexander V. d'Arbeloff (3)       72  Director
Kenneth M. Thompson               61  Director


-----------------
(1)      Mr. Allison has resigned effective January 28, 2000.
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee

         MORDECHAI WIESLER, a founder of PRI, has been a director of PRI since our inception. Mr Wiesler served as PRI's President from our inception until February 1995, as Chief Executive Officer from our inception until August 1998 and as Treasurer from our inception until September 1999. Mr. Wiesler was also the founder, president and chairman of Transistor Automation Corporation until its sale to Teledyne, Inc. in 1966. Mr Wiesler received a B.S. in mechanical engineering from the Technion in Israel.

         MITCHELL G. TYSON was named Chief Executive Officer of PRI in August 1998. He was elected to the office of President and named a director of PRI in 1995. Mr. Tyson served as our Chief Operating Officer from 1990 to 1998. From 1987 to 1990, he served as our Vice President, Operations. From 1984 to 1987, Mr. Tyson was the director of product management of GCA Corporation, a manufacturer of semiconductor capital equipment. Mr. Tyson holds a B.S. in physics, an M.S. in political science and an M.S. in nuclear engineering, all from the Massachusetts Institute of Technology. Mr. Tyson is a member of the board of directors of the Semiconductor Industry Suppliers of North America (formerly SEMI-SEMATECH, Inc.). In addition, Mr. Tyson is a member of the North American Advisory Board of SEMI, a trade association that represents the worldwide semiconductor equipment industry.

         STEPHEN D. ALLISON joined us in 1997 and served as our Chief Financial Officer until January 28, 2000. Mr. Allison was Vice President and Chief Financial Officer of Helix Technology Corporation, a manufacturer of cryogenic vacuum systems, from 1995 to 1997. Mr. Allison also served as Vice President, Finance of Behring Diagnostic Systems, Inc., a supplier of immunoassay test and analysis systems, from 1991 to 1995, served as Vice President, Planning of Bay State Health Care, Inc., from 1989 to 1991 and worked at Teradyne, Inc. in various financial positions from 1974 to 1989. Mr. Allison holds a B.A. in economics from Columbia Univeristy and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College, and is a Certified Public Accountant.

         ROBERT G. POSTLE was named our Vice President, General Manager, Factory Systems Division in September 1999. Mr. Postle joined PRI in 1994 as Vice President, Marketing and Sales, became Vice President, Marketing, Sales and Service in 1997 and was named Vice President, Sales, Service and Field Operations in 1998. From 1989 to 1994, Mr. Postle was Vice President of Marketing and Sales at ULVAC Technologies, Inc., a manufacturer of vacuum technology products. From 1987 to 1989, Mr. Postle was Vice President of Marketing and Sales at ASM Ion Implant, Inc., a manufacturer of ion implantation equipment. Mr. Postle holds a B.S. in business administration from the State University of New York, Brockport.

         EDWARD A. WAGNER was appointed our Vice President, General Manager, OEM Systems Division in January 1999. Mr. Wagner joined PRI as Vice President, Sales in 1997. From 1989 to 1997, Mr. Wagner was Vice President of US operations for Metron Technology, a worldwide sales and distribution company supporting many of the major semiconductor equipment manufacturers in both the US and Japan. From 1979 to 1989, he served as President and General Manager of BGL Corp., a manufacturer of OEM automation products and quartz glass products. Mr. Wagner holds a B.S. from the University of California at Berkeley and an M.B.A. from Golden Gate University, San Francisco.

         AMRAM RASIEL has been a director of PRI since 1982. Dr. Rasiel is a private investor. He is a director of Progress Software Corporation, a provider of application development software, and of a number of privately held companies.

         BORUCH B. FRUSZTAJER became a director of PRI in 1982. Mr. Frusztajer has been the President of BBF Corporation, an industrial management company, since 1984.

         ALEXANDER V. D'ARBELOFF became a director of PRI in 1982. Mr. d'Arbeloff has been Chairman of the Board of Teradyne, Inc., a publicly-held manufacturer of automatic testing equipment used in the manufacture of semiconductors, since 1977. From 1971 to 1996, Mr. d'Arbeloff served as President of Teradyne, and also served as its Chief Executive Officer from 1971 to 1997. He is Chairman of the Corporation of the Massachusetts Institute of Technology. Mr. d'Arbeloff is a director of a number of privately held companies.

         KENNETH M. THOMPSON became a director of PRI in July 1998. Mr. Thompson was employed by Intel Corporation for twenty-five years, most recently as Vice President, Technology Manufacturing Engineering. He retired from Intel in 1998. Mr. Thompson is a director of LAM Research Corp., Silicon Valley Group, Inc. and Gasonics Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the compensation earned by PRI's Chief Executive Officer and each of the four other most highly compensated executive officers, as well as a former officer (collectively, the "Named Executive Officers"), for services rendered in all capacities to PRI during fiscal 1999 and during the fiscal years ended September 30, 1997 and 1998 ("fiscal 1997" and "fiscal 1998," respectively).

                           SUMMARY COMPENSATION TABLE



                      NAME AND                FISCAL      SALARY($)       BONUS($)        SECURITIES         ALL OTHER
                 PRINCIPAL POSITION            YEAR       ---------       --------        UNDERLYING        COMPENSATION
                 ------------------           ------                                      OPTIONS(#)           ($)(2)
                                                                                          ----------           ------
                                                           ANNUAL COMPENSATION(1)           AWARDS
                                                           ----------------------         LONG-TERM
                                                                                         COMPENSATION
                                                                                         ------------


Mordechai Wiesler                                 1999        $201,539              *             40,000            $12,360
  Chairman of the Board                           1998        $257,212              *             30,000            $10,485
                                                  1997        $243,077       $187,500             40,000            $11,500
Mitchell G. Tyson                                 1999        $266,010              *             55,000             $5,412
  President and Chief Executive Officer           1998        $247,289              *            130,000             $5,363
                                                  1997        $218,077       $168,750             40,000             $5,260
Robert G. Postle                                  1999        $207,038              *             61,000             $5,412
  Vice President, General Manager, Factory        1998        $196,789              *             25,500             $5,667
  Systems Division                                1997        $155,847       $100,000             25,000             $5,180
Stephen D. Allison(3)                             1999        $202,596              *             26,000             $3,754
  Chief Financial Officer                         1998        $194,789              *             47,000             $2,936
                                                  1997         $84,135        $35,096             30,000             $1,512




Edward A. Wagner(4)                               1999        $204,346              *             39,000             $6,528
  Vice President, General Manager,                1998        $164,237              *             45,500             $5,362
  OEM Systems Division                            1997         $34,303        $52,000             22,500               $518
Robert Klimm (3)                                  1999        $229,260              -             39,000             $6,157
   Former Vice President, General                 1998        $216,231              -             18,000             $7,106
   Manager, Factory Systems Division              1997        $100,010        $52,055             40,000             $1,764


-----------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than $50,000 and less than ten percent of the total annual salary and bonus for each executive officer.
(2) The amounts reported include PRI's contributions to the PRI Savings and Retirement Plan during fiscal 1999, fiscal 1998 and fiscal 1997, respectively, for the benefit of Mr. Wiesler ($4,800, $4,185 and $5,200), Mr. Tyson ($4,800, $4,904 and $4,973), Mr. Postle ($4,800,
         $5,310 and $3,629), Mr. Allison ($2,026, $1,928 and $1,410) and Mr.
         Klimm ($4,800, $6,427 and $1,615) and during fiscal 1999 and fiscal 1998 for Mr. Wagner ($4,800 and $4,927); and premiums paid by PRI on excess life insurance policies during fiscal 1999, fiscal 1998 and fiscal 1997, respectively, for Mr. Wiesler ($7,560, $6,300 and $6,300), Mr. Tyson ($612, $459 and $510), Mr. Postle ($612, $357 and $505), Mr.
         Allison ($1,728, $1,008 and $102) and Mr. Klimm ($1,357, $679 and $149)
         and during fiscal 1999 and fiscal 1998 for Mr. Wagner ($1,728 and $435).
(3) Messrs. Allison and Klimm joined PRI during fiscal 1997 and, therefore, received compensation for only a portion of that fiscal year.
(4) Mr. Wagner joined PRI as Vice President, Sales in June 1997 and, therefore, received compensation for only a portion of that fiscal year. He became Vice President, General Manager, OEM Systems Division in March 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning stock option grants made during fiscal 1999 under the 1994 Stock Option Plan and the 1997 Stock Option Plan to the Chief Executive Officer and each of the other Named Executive
Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

NAME                           OPTIONS          % OF TOTAL        EXERCISE OR        EXPIRATION        5%($)       10% ($)
---                                                                                                    -----       -------
                             GRANTED(#)          OPTIONS          BASE PRICE            DATE
                             ----------                                                 ----
                                                GRANTED TO       ($/SHARE)(1)
                                               EMPLOYEES IN      ------------
                                               FISCAL YEAR
                                               -----------
                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF STOCK
                                                                                                     PRICE APPRECIATION FOR
                                                                                                         OPTION TERM(2)
                                                                                                         --------------
Mordechai Wiesler                 30,000(3)            1.8          $27.375             3/03/05           $279,304    $633,644
                                  10,000(4)            0.6          $23.3125            5/11/05            $79,285    $179,870
Mitchell G. Tyson                 40,000(3)            2.4          $27.375             3/03/05           $372,405    $844,859
                                  15,000(4)            0.9          $23.3125            5/11/05           $118,927    $269,805


Robert G. Postle                  27,000(3)            1.6          $27.375             3/03/05           $251,373    $570,280
                                   9,000(4)            0.5          $23.3125            5/11/05            $71,356    $161,883
                                  25,000(5)            1.5          $28.625             8/31/05           $243,381    $552,148
Stephen D. Allison                20,000(3)            1.2          $27.375             3/03/05           $186,202    $422,430
                                   6,000(4)            0.4          $23.3125            5/11/05            $47,571    $107,922
Edward A. Wagner                  30,000(6)            1.8          $27.00              1/04/05           $275,477    $624,964
                                   9,000(4)            0.5          $23.3125            5/11/05            $71,356    $161,883
Robert Klimm                      30,000(3)            1.8          $27.375             3/03/05           $279,304    $633,644
                                   9,000(4)            0.5          $23.3125            5/11/05            $71,356    $161,883



-----------
(1) All options were granted at exercise prices not less than fair market value, which was determined by the board of directors to be the last sale price of the common stock on the date of grant as reported by the Nasdaq Stock Market.
(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent PRI's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in price of the common stock from the date of grant to the current date. The values shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise.
(3) Option vests in twenty equal quarterly installments beginning June 30, 1999 and ending March 3, 2004.
(4)      Fully vested on December 5, 1999.
(5) Option issued in connection with Mr. Postle's promotion to the position of Vice President, General Manager, Factory Systems Division. Option vests in twenty equal quarterly installments beginning November 30, 1999 and ending August 31, 2004.
(6) Option issued in connection with Mr. Wagner's promotion to the position of Vice President, General Manager, OEM Systems Division. Option vests in twenty equal quarterly installments beginning April 4, 1999 and ending January 4, 2004.

OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information concerning option exercises and holdings under PRI's 1984 Incentive Stock Option Plan, 1994 Incentive and Nonqualified Stock Option Plan and 1997 Non-Incentive Stock Option Plan as of September 30, 1999 with respect to the Chief Executive Officer and the other Named Executive Officers:

                          FISCAL YEAR-END OPTION VALUES


                                                                      COMMON STOCK
                                                                       UNDERLYING                   VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                                   FISCAL YEAR-END (#)              FISCAL YEAR-END $(2)
                                                                   -------------------              --------------------
                                SHARES
                                ACQUIRED         VALUE
                                  ON           REALIZED
NAME                           EXERCISE(#)       ($)(1)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                          -----------       -------       -----------     -------------     -----------     -------------
Mordechai Wiesler                75,000     $1,820,473          77,051            86,349      $1,757,298        $1,383,078

Mitchell G. Tyson                95,000     $2,369,375         157,951           182,469      $4,153,149        $3,561,915

Robert G. Postle                 32,420       $476,868           7,187            90,951        $190,320        $1,186,378

Stephen D. Allison                    *              *          15,401            57,599        $320,821          $952,554

Edward A. Wagner                  9,501       $176,572           3,000            61,999         $74,250          $917,416

Robert Klimm                     27,400       $418,381           2,000            67,600         $49,500          $855,138


-----------
(1) Amounts disclosed in this column do not necessarily reflect amounts received by the Named Executive Officers but are calculated based on the difference between the fair market value of the common stock on the date of exercise and the exercise price of the options. Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale.
(2) Calculated on the basis of the last sale price of the common stock on September 30, 1999 as reported by the Nasdaq Stock Market ($36.125 per share), less the applicable option exercise price.

RETENTION AND SEVERANCE AGREEMENTS

         PRI has entered into retention agreements with each of Messrs. Wiesler, Tyson, Postle, Allison and Wagner. The terms of each agreement were amended in fiscal 1999. The agreements provide for certain payments upon the occurrence of certain events following a "change of control" of PRI. A "change of control" is defined in each agreement to mean (i) any person becoming the beneficial owner of securities of PRI representing fifty percent (50%) or more of the total voting power; (ii) a change in the composition of the board of directors creating a majority of directors consisting of individuals other than directors of PRI as of the date of the retention agreement or their designated successors; or (iii) the merger or consolidation of PRI with any other corporation (other than a merger or consolidation keeping at least fifty percent (50%) of the total voting power in the hands of PRI stockholders) or PRI's liquidation or the sale or disposition by PRI of all or substantially all of its assets.

         Each agreement provides that PRI will pay certain severance benefits to the executive officer in the event that, within 12 months after a change of control, the executive's employment is terminated other than for cause, as defined in the agreement, or if the executive resigns after the occurrence of one or more certain events, such as material reduction in responsibilities or salary or relocation to a facility in a different location without the executive's consent.

         Each agreement provides that, if the executive is terminated or resigns within 12 months after a change of control under circumstances that would entitle the executive to severance benefits, then PRI will be obligated to pay to the executive, in a single payment, an amount equal to the sum of (a) his then-current annual base compensation, (b) the bonus (if any) that PRI (or its successor) paid the executive with respect to its fiscal year most recently ended before such termination or resignation and (c) a prorated fraction of the amount of his "target bonus" for the fiscal year of PRI in which the termination or resignation occurs. Each agreement further provides that, upon such termination or resignation, or upon the first anniversary of a change of control if no such termination or resignation occurs, 100% of the otherwise unvested portion of each stock option held by the executive will become fully exercisable, and 100% of each option held by PRI to repurchase stock of PRI owned by the executive will terminate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee is a former or current employee of PRI or a party to any other relationship of a character required to be disclosed pursuant to Item 402(j) of Regulation S-K.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report has been furnished by the Compensation Committee. Boruch B. Frusztajer and Alexander V. d'Arbeloff, two non-employee members of the Board of Directors, are the members of the Committee. The Committee meets at least annually or more frequently if requested by the Board of Directors. The Committee is primarily responsible for the review of executive compensation, which includes base salary, profit sharing, and stock option awards.

 COMPENSATION POLICIES. PRI believes that it is critical to its continued success to attract and retain highly qualified executive officers who will play a vital role in future achievements. To this end, PRI has established its compensation policy to reward executives based upon corporate, departmental and individual performance which is measured against the internal goals set for each area. PRI also understands the need to provide long term incentives to its executive officers to achieve future financial and strategic goals which include PRI's growth, enhancement of PRI's profitability and thus shareholder value. PRI believes that its total compensation is sufficiently competitive to retain and, if necessary, attract executive officers capable of leading PRI in accomplishing its business goals.

         Executive compensation for fiscal 1999 consisted of a base salary and equity-based long-term incentive compensation in the form of incentive and nonstatutory stock options. Since options granted under the 1994 Stock Option Plan and 1997 Stock Option Plan generally vest over a five-year period, option awards encourage the holders to improve the profitability and shareholder value of PRI. Also, to reward performance PRI provides executives with additional cash compensation in the form of profit sharing bonuses. However, no bonus compensation was awarded in fiscal 1999.

 BASE SALARIES AND CHIEF EXECUTIVE OFFICER COMPENSATION. The salaries of the executive officers are established annually by evaluating requirements of the position, the contribution of the individual executive with respect to PRI's performance and the executive's responsibility, technical experience and future potential. Base salaries of the executive officers are generally adjusted annually in January to reflect comparable executive salaries for comparably sized companies and to maintain the objectives of the compensation policy noted above. In determining base salaries, the Compensation Committee relies upon independent surveys of companies in the industry to determine whether PRI's executive compensation is in a competitive range for executives within PRI's industry. The salary of Mitch Tyson, PRI's Chief Executive Officer, was $266,010 for fiscal 1999. This represented an increase of approximately 7.6% from fiscal 1998.

 LONG-TERM INCENTIVE COMPENSATION. One of PRI's goals is the enhancement of shareholder value. The principal incentive tool used to achieve this goal is the periodic award to key employees of options to purchase common stock. PRI's stock option plans are long-term plans designed to link executive rewards to shareholder value over time. Stock options granted typically have a term of six
(6) years and vest in twenty quarterly installments over a period of five (5) years from the date of grant. In fiscal 1999, PRI granted long-term incentive compensation in the form of incentive and nonstatutory stock options under the 1994 Stock Option Plan and 1997 Stock Option Plan to PRI's executive officers. These grants included options granted to Messrs. Wiesler, Tyson, Postle, Allison and Wagner to purchase up to 40,000, 55,000, 61,000, 26,000 and 39,000 shares of common stock, respectively. See "Option Grants in Last Fiscal Year."

Boruch B. Frusztajer
Alexander V. d'Arbeloff

                                PERFORMANCE GRAPH

         The following performance graph compares the performance of PRI's cumulative stockholder return with that of a broad market index, the Nasdaq Stock Market Index for U.S. Companies, and a published industry index, the Hambrecht & Quist Semiconductor Sector Index. The cumulative stockholder returns for shares of common stock and for the market and industry indices are calculated assuming that $100 was invested on October 13, 1994, the date on which the common stock commenced trading on the National Market System of the Nasdaq Stock Market. PRI paid no cash dividends during the periods shown. The performance of the market and industry indices is shown on a total return (dividends reinvested) basis, calculated monthly as of the last day of month indicated.

                  PRI AUTOMATION INC. CUMULATIVE TOTAL RETURNS




     DATES           PRI AUTOMATION        NASDAQ STOCK                H&Q
                                            MARKET -U.S.       SEMICONDUCTOR SECTOR



       10/13/94          100.00                   100.00                    100.00
         Oct-94          112.96                   101.45                    109.51
         Nov-94          124.07                    98.09                    106.94
         Dec-94          119.44                    98.36                    106.95
         Jan-95          118.52                    98.92                    108.71
         Feb-95          133.33                   104.15                    122.14
         Mar-95          164.81                   107.24                    129.15
         Apr-95          194.44                   110.62                    147.43
         May-95          209.26                   113.47                    159.60
         Jun-95          242.59                   122.67                    181.26
         Jul-95          303.70                   131.69                    206.77
         Aug-95          279.63                   134.36                    202.91
         Sep-95          303.70                   137.44                    204.85
         Oct-95          274.07                   136.65                    192.49
         Nov-95          303.70                   139.86                    170.34





         Dec-95          260.19                   139.12                    148.84
         Jan-96          211.11                   139.80                    146.82
         Feb-96          176.85                   145.12                    147.57
         Mar-96          181.48                   145.60                    140.57
         Apr-96          209.26                   157.67                    161.05
         May-96          295.37                   164.91                    156.06
         Jun-96          225.93                   157.48                    134.72
         Jul-96          194.44                   143.44                    119.60
         Aug-96          216.67                   151.47                    130.90
         Sep-96          242.59                   163.06                    152.94
         Oct-96          262.96                   161.26                    154.35
         Nov-96          353.70                   171.23                    194.51
         Dec-96          337.04                   171.07                    192.76
         Jan-97          445.37                   183.23                    232.40
         Feb-97          365.74                   173.09                    221.25
         Mar-97          353.70                   161.79                    216.65
         Apr-97          379.63                   166.85                    235.23
         May-97          564.81                   185.76                    254.01
         Jun-97          562.03                   191.45                    244.32
         Jul-97          735.19                   211.66                    298.83
         Aug-97          792.59                   211.33                    304.50
         Sep-97          866.67                   223.82                    305.41
         Oct-97          566.67                   212.24                    239.09
         Nov-97          505.56                   213.30                    230.66
         Dec-97          427.78                   209.88                    203.29
         Jan-98          407.41                   216.47                    227.08
         Feb-98          515.27                   236.78                    249.46
         Mar-98          387.96                   245.51                    233.09
         Apr-98          396.30                   249.67                    253.54
         May-98          300.46                   235.97                    208.36
         Jun-98          252.78                   252.61                    200.26
         Jul-98          206.48                   249.85                    206.50
         Aug-98          185.19                   200.98                    157.84
         Sep-98          185.19                   228.68                    174.59
         Oct-98          256.48                   237.70                    218.59
         Nov-98          355.56                   261.74                    248.55
         Dec-98          385.19                   295.70                    285.36
         Jan-99          525.93                   338.70                    356.23
         Feb-99          444.44                   308.34                    301.35
         Mar-99          311.11                   330.76                    323.69
         Apr-99          367.59                   340.05                    329.58
         May-99          362.96                   332.23                    340.43
         Jun-99          537.04                   361.89                    424.50
         Jul-99          458.33                   356.63                    441.69
         Aug-99          424.07                   370.76                    476.31
         Sep-99          535.19                   370.19                    476.33


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 10, 2000 by (i) each person or entity known to us to own beneficially five percent or more of PRI's common stock, (ii) each of our directors, (iii) the Chief Executive Officer and the other Named Executive Officers and (iv) the executive officers and directors as a group:


                                                                 SHARES BENEFICIALLY
                                                                   OWNED(1)(2)
                                                                   -----------
NAME AND ADDRESS(3)                                              NUMBER      PERCENT
-------------------                                              ------      -------

FMR Corp.(4)
82 Devonshire Street,
Boston, MA 02109                                                  1,996,940     8.8%
Mordechai Wiesler(5)                                                832,710     3.6%
Dr. Amram Rasiel(6)                                                 574,710     2.5%
Mitchell G. Tyson(7)                                                307,648     1.3%
Boruch B. Frusztajer(8)                                             105,512        *
Alexander V. d'Arbeloff(9)                                           86,764        *
Robert G. Postle(10)                                                  7,680        *
Stephen D. Allison(11)                                                8,184        *
Kenneth M. Thompson(12)                                              20,000        *
Edward A. Wagner(13)                                                  4,975        *
Robert Klimm                                                             --       --
All directors and executive officers as a group (9                1,948,183     8.4%
  persons)(14)



-----------
*        Less than one percent.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. Shares of common stock subject to options currently exercisable or exercisable within 60 days following the date of this table are deemed outstanding for computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2) The number of shares of common stock deemed outstanding as of the date of this table, January 10, 2000, is 22,761,449.
(3) Unless otherwise noted, address is in care of PRI Automation, Inc., 805 Middlesex Turnpike, Billerica, Massachusetts 01821-3986.
(4) Information is based on a Schedule 13G filed by FMR Corp. with the Securities and Exchange Commission on January 7, 1999. The Schedule 13G states that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under
         Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,690,440 shares as a result of acting as investment adviser to various investment companies, that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 297,000 shares as a result of its serving as investment manager of institutional accounts and that Fidelity International Limited is the beneficial owner of 9,500 shares. The
         Schedule 13G states
         that various persons have the right to receive, or to direct the receipt of dividends from, or the proceeds from the sale of, the common stock, and that no one person's interest in the common stock is more than five percent.

(5) Includes 72,390 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(6) Includes 22,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(7) Includes 197,011 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 8,100 shares held by members of Mr. Tyson's family.

(8) Includes 22,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 58,762 shares held by members of Mr. Frusztajer's family.

(9) Includes 22,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(10) Includes 7,633 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(11) Includes 7,680 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(12) Includes 20,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(13) Includes 4,975 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(14) Includes 375,689 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table. See notes 5 through 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1998, PRI entered into a loan arrangement with Robert Postle, then our Vice President, Sales, Service and Field Operations and now our Vice President, General Manager, Factory Systems Division. PRI loaned Mr. Postle $150,000 pursuant to a three-year promissory note with interest accruing at 6%. The note was secured by a mortgage on Mr. Postle's residence. The outstanding principal under the note, together with accrued interest thereon, was due and payable at the maturity date or upon the earlier termination of Mr. Postle's employment either by PRI for cause or voluntarily by Mr. Postle. This note, together with all accrued interest, was repaid in full in January 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRI AUTOMATION, INC.

Date: January 28, 2000                 By: /s/ Mitchell G. Tyson
                                           -----------------------------------
                                             Mitchell G. Tyson
                                             Chief Executive Officer