Form 10-Q
period 2000-01-02
PRI AUTOMATION INC
filed 2000-02-16
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 2000

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
                                              ---      ---

     The number of shares outstanding of each of the issuer's classes of common stock as of February 2, 2000:


              Class                             Number of Shares Outstanding
              -----                             ----------------------------
     Common Stock, $.01 par value                         22,870,761

                              PRI AUTOMATION, INC.

                                      INDEX

                                                                                             PAGE NO.

Part I.       Financial Information

              Item 1.        Financial Statements

                             Consolidated Balance Sheets as of January 2, 2000
                                 and September 30, 1999                                          3

                             Consolidated Statements of Operations for
                                 the Three Months Ended January 2, 2000 and
                                 December 27, 1998                                               4

                             Consolidated Statements of Cash Flows for
                                 the Three Months Ended January 2, 2000 and
                                 December 27, 1998                                               5

                             Notes to Consolidated Financial Statements                          6-10

              Item 2.        Management's Discussion and Analysis of

                                 Financial Condition and Results of Operations                   11-16

              Item 3.        Quantitative and Qualitative Disclosures About Market
                                 Risk                                                            16


Part II.      Other Information

              Item 6.        Exhibits and Reports on Form 8-K                                    17

SIGNATURE                                                                                        18

              Exhibit Index                                                                      19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            JANUARY 2,      SEPTEMBER 30,
                                                                               2000             1999
                                                                               ----             ----

                                     ASSETS

Current assets:
   Cash and cash equivalents..........................................      $  45,164       $  51,865
   Trade accounts receivable, less allowances for doubtful accounts of
       $2,227 and $2,646, respectively................................         37,476          31,436
   Contracts in progress..............................................         17,805           6,018
   Inventories........................................................         28,924          28,351
   Other current assets...............................................          2,416           7,063
                                                                            ---------       ---------
       Total current assets...........................................        131,785         124,733
Property and equipment, net...........................................         19,503          19,128
Other assets, net.....................................................          2,280           2,691
                                                                            ---------       ---------
       Total assets...................................................      $ 153,568       $ 146,552
                                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................      $  17,456       $  16,900
   Accrued expenses and other liabilities.............................         15,134          16,396
   Current portion of obligations under capital lease.................            501             570
   Billings in excess of revenues and customer advances...............         11,393          11,931
                                                                            ---------       ---------
       Total current liabilities......................................         44,484          45,797
Obligations under capital lease.......................................            301             411
Other non-current liabilities.........................................            762             788
Commitments and contingencies (Notes J and K)
Minority interest.....................................................            162              56

Stockholders' equity:
   Series A participating cumulative preferred stock, $0.01 par
     value; 250,000 shares authorized; none outstanding...............             --              --
   Special voting preferred stock, $0.01 par value; one share
     authorized and outstanding.......................................             --              --
   Preferred stock (undesignated), $0.01 par value; 149,999
     shares authorized; none outstanding..............................             --              --
   Common stock, $.01 par value: 50,000,000 shares authorized;
     22,788,909 and 22,265,276 shares issued and outstanding at
     January 2, 2000 and September 30, 1999, respectively.............            228             223
   Additional paid-in capital.........................................        149,529         141,469
   Accumulated deficit................................................        (41,898)        (42,192)
                                                                            ---------       ---------
       Total stockholders' equity.....................................        107,859          99,500
                                                                            ---------       ---------
       Total liabilities and stockholders' equity.....................      $ 153,568       $ 146,552
                                                                            =========       =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                         JANUARY 2,        DECEMBER 27,
                                                                            2000               1998
                                                                            ----               ----

Net revenue:
   Product and equipment.............................................       $49,163          $ 20,717
   Services and maintenance..........................................         9,530             8,918
                                                                            -------          --------
      Total net revenue..............................................        58,693            29,635

Cost of revenue:
   Product and equipment.............................................        31,259            15,766
   Services and maintenance..........................................         6,056             4,379
                                                                            -------          --------
      Total cost of revenue..........................................        37,315            20,145
                                                                             ------          --------
Gross profit.........................................................        21,378             9,490

Operating expenses:
   Research and development..........................................        12,159            10,414
   Selling, general and administrative...............................         9,015             9,686
   Special charges...................................................            --               650
                                                                            -------          --------
Operating profit (loss)..............................................           204           (11,260)
Other income, net....................................................           200               656
                                                                            -------          --------
Income (loss) before income taxes....................................           404           (10,604)
Provision for (benefit from) income taxes............................           110            (2,949)
                                                                            -------          ---------
Net income (loss)....................................................       $   294          $ (7,655)
                                                                            =======          =========

Net income (loss) per common share:
   Basic.............................................................       $  0.01          $  (0.36)
   Diluted...........................................................       $  0.01          $  (0.36)
Weighted average shares outstanding:
   Basic.............................................................        22,514            21,269
   Diluted...........................................................        24,483            21,269


                   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                         JANUARY 2,       DECEMBER 27,
                                                                           2000               1998
                                                                           ----               ----
Cash flows from operating activities:
     Net income (loss)...............................................    $    294          $ (7,655)
     Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
         Depreciation and amortization expense.......................       2,249             2,248
         Provision for write-downs of inventories....................          --               200
         Provision for bad debts.....................................          --                54
         Net loss on disposal of assets..............................          --                54
         Translation losses (gains), net.............................         241              (198)
         Minority interests in income of subsidiaries................         106                --
         Changes in operating assets and liabilities:
              Trade accounts receivable..............................      (5,999)             (104)
              Contracts in progress..................................     (11,787)             (856)
              Inventories............................................        (573)            4,673
              Other assets...........................................       4,692              (416)
              Accounts payable.......................................         773            (5,105)
              Accrued expenses and other liabilities.................      (1,285)            1,854
              Billings in excess of revenues and customer
                  advances...........................................        (539)           (1,441)
                                                                         ---------          --------
Net cash used in operating activities................................     (11,828)           (6,692)
                                                                         ---------          --------

Cash flows from investing activities:
     Purchases of intangible assets..................................          --              (260)
     Proceeds from sale of property and equipment....................          --                 6
     Purchases of property and equipment.............................      (2,296)           (1,114)
     Cash paid for contingent consideration..........................         (59)              (76)
                                                                         ---------          --------
Net cash used in investing activities................................      (2,355)           (1,444)
                                                                         --------           --------

Cash flows from financing activities:
     Repayment of capital lease obligations..........................        (179)             (102)
     Proceeds from minority shareholders.............................          --                93
     Proceeds under line of credit...................................          --                48
     Proceeds from exercise of stock options and Employee
         Stock Purchase Plan.........................................       8,124               786
                                                                         --------           -------
Net cash provided by financing activities............................       7,945               825
                                                                         --------           -------

Effect of exchange rate changes on cash..............................        (463)               --
                                                                         --------           -------
Net decrease in cash and cash equivalents............................      (6,701)           (7,311)
Cash and cash equivalents at beginning of period.....................      51,865            57,047
                                                                         --------          --------
Cash and cash equivalents at end of period...........................    $ 45,164          $ 49,736
                                                                         ========          ========






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of PRI Automation, Inc., its wholly-owned domestic subsidiaries and its wholly-owned and majority-owned foreign subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

     In March 1999, the Company acquired Promis Systems Corporation Ltd. ("Promis"). The acquisition of Promis was accounted for using the pooling-of-interests method of accounting. All prior period historical condensed consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Promis.

PREPARATION OF FINANCIAL STATEMENTS

     The interim financial data as of January 2, 2000 and for the three months ended January 2, 2000 and December 27, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1999 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

     Inventories consist of the following (in thousands):

                                       JANUARY 2,            SEPTEMBER 30,
                                          2000                   1999
                                          ----                   ----
     Raw materials....................   $19,694               $16,492
     Work-in-process..................     6,100                 5,804
     Finished goods...................     3,130                 6,055
                                        --------              --------
                                         $28,924               $28,351
                                         =======               =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

     The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                              JANUARY 2,        SEPTEMBER 30,
                                                 2000               1999
                                                 ----               ----
     Accrued expenses.................         $  6,842          $  7,295
     Accrued compensation.............            3,853             4,718
     Warranty reserves................            4,439             4,383
                                                -------           -------
                                                $15,134           $16,396
                                                =======           =======

D.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                            JANUARY 2,           DECEMBER 27,
                                                                               2000                  1998
                                                                               ----                  ----
     Net income (loss) ...........................................           $   294             $ (7,655)

     Shares used in computation:
         Weighted average common shares outstanding
           used in computation of basic net income (loss)
           per common share.......................................            22,514                21,269
         Dilutive effect of stock options and warrants............             1,969                    --
                                                                             -------             ---------
         Shares used in computation of diluted net income
           (loss) per common share................................            24,483                21,269
                                                                             =======              ========

         Basic net income (loss) per share........................           $  0.01              $ (0.36)
         Diluted net income (loss) per share......................           $  0.01              $ (0.36)

     Options to purchase 768,150 shares of common stock were outstanding as of January 2, 2000 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method. Options to purchase 3,391,906 shares of common stock were outstanding as of December 27, 1998, but were not included in the computation of diluted net loss per common share because the Company was in a loss position, and the inclusion of such shares would be anti-dilutive.

E.  OTHER COMPREHENSIVE INCOME

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is equal to net income (loss) for the three months ended January 2, 2000 and December 27, 1998.

F.  ACQUISITION OF PROMIS

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

G.  SPECIAL CHARGES

     During the quarter ended March 28, 1999, the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management employees in the selling, general and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. At January 2, 2000, $272,000 of these charges remained in accrued expenses and are expected to be paid by the end of calendar year 2000.

     During the quarter ended December 27, 1998, the Company recorded special charges of $650,000. These charges represent provisions for employee severance compensation relating to the termination of 62 employees and consultants. These headcount reductions were approximately 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. All of these special charges have been paid.

H.  INCOME TAXES

     The income tax provision for the three months ended January 2, 2000 was $110,000, or 27.2% of income before income taxes, compared to a benefit of $2,949,000, or 27.8% of loss before income taxes, for the three months ended December 27, 1998. The tax provision of $110,000 is primarily related to foreign and state taxes. During the third quarter of fiscal year 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required, under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties. The effective tax rate for the three months ended December 27, 1998 differed from the statutory rate primarily because income of certain foreign subsidiaries was not subject to income tax due to available tax credits and net operating losses.

I.  SEGMENT REPORTING

     The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Automation Systems, Tool Automation Systems and MES and Other Systems. The MES and Other Systems segment includes factory management software and advanced planning and scheduling software product lines. The Company's operating segments have no significant intersegment revenues and expenses, as all segments' revenues are generated from sales to unaffiliated customers.

     Operating segment information for the three months ended January 2, 2000 and December 27, 1998 is as follows:

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                        JANUARY 2,          DECEMBER 27,
                                                                          2000                 1998
                                                                          ----                 ----
                                                                                  (IN THOUSANDS)

TOTAL NET REVENUE FROM UNAFFILIATED CUSTOMERS:
Factory Automation Systems........................................          $ 32,524        $  18,704
Tool Automation Systems...........................................            20,260            6,608
MES and Other Systems.............................................             5,909            4,323
                                                                            --------        ---------
  TOTAL NET REVENUE...............................................          $ 58,693        $  29,635
                                                                            ========        =========

SEGMENT OPERATING PROFIT (LOSS) BEFORE CORPORATE ALLOCATIONS:
Factory Automation Systems........................................          $(1,632)        $ (4,543)
Tool Automation Systems...........................................             4,549          (1,502)
MES and Other Systems.............................................             (188)          (2,882)

OTHER RECONCILING ITEMS:
Corporate and other expenses......................................           (2,525)          (2,333)
                                                                            --------        ---------
  CONSOLIDATED OPERATING PROFIT (LOSS)............................               204         (11,260)
Other income, net.................................................               200              656
                                                                            --------        ---------
  CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES..................        $      404        $(10,604)
                                                                          ==========        =========

J.  CONTINGENT LIABILITY

     At January 2, 2000, the Company had a contingent liability of approximately $142,000. In 1993, Promis purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company (the "sellers"). The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares, as converted at the common stock exchange ratio, of the Company, valued at $73.91 per common share. At the time of the acquisition, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which approximately $4.0 million exceeded the market value of the common shares owned by the sellers on April 7, 1998.

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

     Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of January 2, 2000, calculated based on the market value of the Company's common stock at January 2, 2000, is approximately $142,000.

K.  JOINT VENTURE

     The Company has entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") to distribute the Company's products and services in Korea. SEC is in the business of developing and marketing products and services for the semiconductor industry. The Company and SEC intend to invest on a pro rata basis
2.6 billion Korean won, or approximately $2.3 million, in the joint venture over a two-year period through June 2000. As of January 2, 2000, the Company had outstanding commitments under this agreement of 1.2 billion Korean won, or approximately $1.0 million.

L.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on its financial statements; however, the final evaluation of SAB 101 is not yet complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's demand for capital equipment, including systems manufactured and marketed by the Company. Oversupply in the semiconductor market may in the future reduce demand for capital equipment, including demand for the Company's systems. The semiconductor industry recently experienced a downturn that adversely affected the Company's operating results, and reduced demand for semiconductors in the future could jeopardize the Company's plans. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

     In addition to the risks and uncertainties posed generally by the cyclicality of the semiconductor industry, the Company faces the following risks and uncertainties: the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and the Company's stock price could fall if its operating results are below expectations of analysts or investors; delay in shipment of a single system could substantially decrease the Company's sales for the period in which the delay occurs; the Company typically charges a fixed price for a system which allows for vulnerability to cost overruns; the Company has significant fixed costs which are not easily reduced during a downturn; the Company depends on a limited number of customers and the loss, cancellation or delay of any order by these customers could adversely affect the Company's results; the Company's customers do not have long-term purchase agreements with the Company, and as a result, customers could stop purchasing the Company's products and services at any time; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company's ongoing efforts to compete in the Asia-Pacific market may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs managerial and technical employees who because of their skills and experience may be difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company's substantial international operations create special risks; the Company faces significant competition from other automation companies which may limit the prices it can charge for its products and may result in lost sales; in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mitchell G. Tyson, its President and Chief Executive Officer, and other senior staff; the Company's Chief Financial Officer has resigned and it may not be able to replace him in a timely manner; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; Year 2000 problems may disrupt the Company's operations; the market price of the Company's common stock is volatile; the Company may need additional financing which could be difficult to obtain; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

RESULTS OF OPERATIONS

     On March 2, 1999, the Company acquired Promis Systems Corporation Ltd., a Canadian corporation ("Promis"). Promis was a leading developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. The business combination was accounted for as a pooling of interests; accordingly, the financial results of the Company for fiscal 1999 have been restated to include Promis.

     TOTAL NET REVENUE: Total net revenue for the fiscal quarter ended January 2, 2000 increased 98.1% to $58.7 million, compared to $29.6 million for the corresponding period in fiscal 1999. This represents the fourth consecutive quarter of revenue growth. The growth was experienced across all of the Company's operating segments. Most of the increase was related to product and equipment revenue, which increased 137.3%, while services and maintenance revenue increased 6.9% from the corresponding period in fiscal 1999. The increase in net revenue is due to the growth in requirements for capital equipment within the semiconductor industry arising from the increase in demand for semiconductor-related products. Net export sales to European and Asian customers for the fiscal quarter ended January 2, 2000 were $24.8 million, or 42.3% of total net revenue, compared to $5.9 million, or 20.0% of total net revenue for the corresponding period in fiscal 1999. Sales to foreign customers are denominated in U.S. dollars with the exception of certain sales of tool automation and spare parts products which are denominated in local currencies.

     GROSS PROFIT: The gross profit margin was 36.4% for the fiscal quarter ended January 2, 2000, compared to 32.0% for the corresponding period in fiscal 1999. The increase in gross profit margin was primarily experienced by the Factory Systems and Tool Automation Systems segments. The increase in the gross profit margin is due to a number of factors including a change in product mix with a more significant increase in product and equipment revenue as compared to service and maintenance revenue. Additionally, the upturn in industry demand has improved product pricing and the growth in production volume has increased manufacturing efficiencies and improved related costs. At the same time, the gross profit margin was adversely impacted by costs related to the introduction of new products.

     RESEARCH AND DEVELOPMENT: Research and development expenses increased to $12.2 million, or 20.7% of total net revenue, for the fiscal quarter ended January 2, 2000, compared to $10.4 million, or 35.1% of total net revenue, for the corresponding quarter in fiscal 1999. The increase in spending reflects the Company's continued investment in new product development and enhancements of existing product lines. The Company continued to invest in the development of 200mm and 300mm products throughout its factory automation and tool automation product lines, as well as the manufacturing execution and advanced planning and scheduling software product lines. Research and development expenses decreased as a percentage of total net revenue for the fiscal quarter ended January 2, 2000, compared with the corresponding period in fiscal 1999, due to the increase in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased to $9.0 million, or 15.4% of total net revenue, for the fiscal quarter ended January 2, 2000, compared to $9.7 million, or 32.7% of total net revenue, for the corresponding period in fiscal 1999. The decrease in the dollar amount of selling, general and administrative expenses for the first quarter of fiscal 2000 is primarily attributable to the consolidation of duplicate functions and activities of acquired companies.

     SPECIAL CHARGES: The Company did not incur special charges for the fiscal quarter ended January 2, 2000. However, at January 2, 2000, $272,000 of previously incurred special charges remained in accrued expenses. During the quarter ended March 28, 1999, the Company recorded special charges of $1.9 million. The special charges consisted of $1.4 million for compensation-related costs for five management employees in the selling, general and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. The remaining $272,000 of these special charges are expected to be paid by the end of calendar year 2000.

     During the first fiscal quarter of 1999, the Company recorded special charges of $650,000 representing provisions for employee severance compensation relating to the termination of 62 employees and consultants. The headcount reductions included 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the downturn in the semiconductor equipment industry. All of these special charges have been paid.

     OPERATING PROFIT (LOSS): As a result of the increase in total net revenue and the other foregoing factors, the operating profit for the fiscal quarter ended January 2, 2000 was $204,000, or 0.3% of total net revenue, compared to an operating loss of $11.3 million, or 38.0% of total net revenue, for the corresponding quarter in fiscal 1999. Excluding the special charges of $650,000, the operating loss in the first fiscal quarter of 1999 would have been $10.6 million, or 35.8% of net revenue.

     OTHER INCOME, NET: Other income, net for the fiscal quarter ended January 2, 2000 was $200,000, compared to $656,000 for the corresponding quarter in fiscal year 1999. Interest income for the fiscal quarter ended January 2, 2000 was $537,000, compared to $548,000 for the corresponding quarter in fiscal 1999. Interest expense for the current quarter was $20,000, compared to $32,000 for the prior quarter in fiscal 1999. Net translation and foreign exchange losses for the current fiscal quarter was $241,000, compared to net translation and foreign exchange gains of $198,000 in the corresponding quarter in fiscal 1999.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax provision for the three months ended January 2, 2000 was $110,000, or 27.2% of income before income taxes, compared to a benefit of $2.9 million, or 27.8% of loss before income taxes, for the three months ended December 27, 1998. The tax provision of $110,000 is primarily related to foreign and state taxes. During the third quarter of fiscal year 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required, under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties. The effective tax rate for the three months ended December 27, 1998 differed from the statutory rate primarily because income of certain foreign subsidiaries was not subject to income tax due to available tax credits and net operating losses.

     NET INCOME (LOSS): Net income for the fiscal quarter ended January 2, 2000 was $294,000, compared to the net loss of $7.7 million for the corresponding quarter in fiscal 1999. Excluding the special charges net of their tax effect, the net loss for the first quarter of fiscal 1999 would have been $7.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through public stock offerings in October 1994 and July 1995, cash generated from operations and bank lines of credit. As of January 2, 2000, the Company had working capital of $87.3 million, including cash and cash equivalents of $45.2 million, compared to working capital of $78.9 million and cash and cash equivalents of $51.9 million as of September 30, 1999.

     Net cash used in operating activities was $11.8 million for the three months ended January 2, 2000, compared to $6.7 million for the corresponding period in fiscal 1999. The net cash used in operations in the first quarter of fiscal 2000 was primarily attributable to increases in contracts in progress of $11.8 million and increases in accounts receivable of $6.0 million. These increases are related to the significant growth in total net revenue in the first quarter of fiscal 2000. These cash outflows were slightly offset by proceeds associated with the decrease in other assets, which is primarily the result of a $5.0 million income tax refund received in the first quarter of fiscal 2000. Net cash used in operations for the three months ended December 27, 1998 was primarily attributable to the $7.7 million net loss. Additionally, a decrease in accounts payable used $5.1 million of net cash. This outflow was partially offset by proceeds related to decreases in inventories of $4.7 million and increases in accrued expenses of $1.9 million.

     Net cash used in investing activities was $2.4 million for the three months ended January 2, 2000, compared to $1.4 million for the corresponding period in fiscal 1999. The increase in investing activities is primarily due to an additional $1.2 million of property and equipment purchases made in the first quarter of fiscal 2000 as compared with the corresponding period in fiscal 1999.

     Net cash provided by financing activities was $7.9 million for the three months ended January 2, 2000, compared to $825,000 for the corresponding period in fiscal 1999. The net cash provided by financing activities for each of these fiscal periods was primarily attributable to proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

     At January 2, 2000, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30-, 60-or 90-day LIBOR rate plus a credit spread or at the effective prime rate. At January 2, 2000, the Company's borrowing rate would have been 7.0%. The ability of the Company to borrow under the revolving credit facility is conditioned upon meeting certain financial criteria. The revolving credit agreement expires on June 16, 2000. The Company had outstanding letters of credit with the Bank in the aggregate amount of $1,420,000 at January 2, 2000, and therefore, the available balance under this credit agreement was $18,580,000 at January 2, 2000. At January 2, 2000, the Company was not in compliance with certain of the required covenants but has subsequently obtained a waiver from the Bank, through January 2, 2000, on January 25, 2000. The Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio and the minimum consolidated net income requirements of the revolving credit agreement for the fiscal quarter ended January 2, 2000. The Company expects to seek future waivers as necessary from the Bank. However, there can be no assurance that such waivers will be obtained.

     The Company believes its existing cash balances and funds available under its existing revolving credit facility will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months. However, there can be no assurance that additional financing, if needed, will be available or at terms acceptable to the Company.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the application to have a material effect on its financial statements; however, the final evaluation of SAB 101 is not yet complete.

YEAR 2000

     Before January 1, 2000, it was generally expected that many computer systems and software products would experience problems handling dates beyond the year 1999 because the systems were coded to accept only two-digit entries in the date code fields. Before December 31, 1999, the Company completed a company-wide Year 2000 Project (the "Project") to minimize the impact of Year 2000 issues on the Company's business, including its products, services, infrastructure, and internal business support applications. As of February 11, 2000, the Company is not aware that any of its products or any of the products or systems on which it relies have been unable to process dates accurately. It may be too early to conclude that Year 2000 issues will not affect the Company's business, and the inability of its products, or of products and systems on which it relies, to process these dates accurately could have a material adverse effect on its business.

     The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that the Company has not yet discovered. To the extent that the Company's internal systems, or products and services obtained from third parties, are not Year 2000 compliant, the Company could face disruptions in its business which could, in turn, cause delays in meeting production and shipping goals and could divert significant management resources.

     To minimize potential disruptions, the Company has implemented a contingency plan to address any unresolved issues affecting Year 2000 compliance, if needed. The Company's contingency plan identifies actions such as disaster recovery, emergency notification systems, employee staffing, suitability of alternate suppliers, and critical data backups in the key areas of manufacturing and services, supply chain management, marketing, sales and customer support, facilities, finance, legal and human resources.

     Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material adverse effect on the Company's business or financial results. The estimated total cost of the Year 2000 Project is approximately $400,000. Substantially all of these costs have been expended as of January 2, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes in the Company's market risks since the year ended September 30, 1999. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

       *3.4   Amended and Restated By-Laws of the Company

       *3.5   Restated Articles of Organization of the Company

      **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April
              22, 1997

     ***3.7 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on January
              16, 1998

       10.25 Lease Agreement dated as of October 22, 1999 by and between the Company and Spieker Properties, L.P.

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

              b)  Reports on Form 8-K

     On November 19, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. The Company attached as an exhibit to that report a press release announcing its financial results for the fiscal quarter and the fiscal year ended September 30, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRI AUTOMATION, INC.

                                                /s/ MITCHELL G. TYSON
Date:  February 11, 2000              By: --------------------------------------
                                                    Mitchell G. Tyson
                                          President and Chief Executive Officer

                                                /s/ WILLIAM W. BOECKE
Date:  February 11, 2000              By: --------------------------------------
                                                     William W. Boecke
                                                   Vice President Finance,
                                                    Corporate Controller
                                                  (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION

       *3.4   Amended and Restated By-Laws of the Company

       *3.5   Restated Articles of Organization of the Company

      **3.6 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on April
              22, 1997

     ***3.7 Articles of Amendment to the Restated Articles of Organization of the Company, as approved by stockholders of the Company on January
              16, 1998

       10.25 Lease Agreement dated as of October 22, 1999 by and between the Company and Spieker Properties, L.P.

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