Form 10-Q
period 2000-04-02
PRI AUTOMATION INC
filed 2000-05-17
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               Commission File Number
            ______ to ______                               0-24934


                              PRI AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                    04-2495703
(State or other jurisdiction)               (I.R.S. Employer Identification No.)
     of incorporation

    805 MIDDLESEX TURNPIKE                                01821-3986
        BILLERICA, MA                                     (Zip Code)
   (Address of principal
     executive offices)

                  Registrant's telephone number: (978) 670-4270
                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

     The number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2000:

           CLASS                                   NUMBER OF SHARES OUTSTANDING
Common Stock, $.01 par value                                  23,281,261

                              PRI AUTOMATION, INC.

                                      INDEX



                                                                                                      PAGE NO.
Part I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Consolidated Balance Sheets as of
                                 April 2, 2000 and September 30, 1999                                      3

                             Consolidated Statements of Operations for
                                 the Three and Six Months Ended April 2, 2000
                                 and March 28, 1999                                                        4

                             Consolidated Statements of Cash Flows for
                                 the Six Months Ended April 2, 2000 and
                                 March 28, 1999                                                            5

                             Notes to Consolidated Financial Statements                                 6-11

              Item 2.        Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                         12-17

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    17


Part II.      OTHER INFORMATION

              Item 4.        Submission of Matters to a Vote of Security Holders                          18

              Item 6.        Exhibits and Reports on Form 8-K                                             19

SIGNATURE                                                                                                 20

              Exhibit Index                                                                               21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                APRIL 2,          SEPTEMBER 30,
                                                                                  2000                1999
                                                                                  ----                ----
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................         $ 34,713            $ 51,865
   Trade accounts receivable, less allowance for doubtful accounts
     of $2,281 and $2,646, respectively................................           58,715              31,436
   Contracts in progress...............................................           20,496               6,018
   Inventories.........................................................           38,150              28,351
   Other current assets................................................            3,023               7,063
                                                                                --------            --------
     Total current assets..............................................          155,097             124,733

   Property and equipment, net.........................................           21,303              19,128
   Other assets........................................................            2,136               2,691
                                                                                --------            --------
     Total assets......................................................         $178,536            $146,552
                                                                                ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................        $  23,871           $  16,900
   Accrued expenses and other liabilities..............................           17,374              16,396
   Current portion of obligations under capital lease..................              454                 570
   Billings in excess of revenues and customer advances................           13,953              11,931
                                                                                  ------            --------
       Total current liabilities.......................................           55,652              45,797

Obligations under capital lease........................................              172                 411
Other non-current liabilities..........................................              730                 788
Commitments and contingencies (Notes J and K)
Minority interest......................................................              153                  56

Stockholders' equity:
   Preferred stock, $0.01 par value; 400,000 shares authorized; one
     outstanding......................................................                 0                   0
   Common stock, $.01 par value; 75,000,000 and 50,000,000
     shares authorized, respectively; 23,235,192 and 22,265,676
     issued and outstanding, respectively..............................              232                 223
   Additional paid-in capital..........................................          157,689             141,469
   Accumulated deficit.................................................          (36,092)            (42,192)
                                                                               ---------           ---------
       Total stockholders' equity......................................          121,829              99,500
                                                                               ---------           ---------
       Total liabilities and stockholders' equity......................         $178,536            $146,552
                                                                               =========           =========



               The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               APRIL 2,     MARCH 28,         APRIL 2,     MARCH 28,
                                                                 2000         1999              2000         1999
                                                                 ----         ----              ----         ----
Net revenue:
   Product and equipment.............................          $66,541     $ 21,410          $115,704      $ 42,127
   Services and maintenance..........................           10,128        8,881            19,658        17,799
                                                              --------    ---------          --------        ------
     Total net revenue...............................           76,669       30,291           135,362        59,926
Cost of revenue:
   Product and equipment.............................           39,675       13,587            70,934        29,353
   Services and maintenance..........................            6,944        5,186            13,000         9,565
                                                               -------      -------            ------       -------
     Total cost of revenue...........................           46,619       18,773            83,934        38,918
                                                                ------       ------            ------        ------
Gross profit.........................................           30,050       11,518            51,428        21,008
Operating expenses:
   Research and development..........................           12,736       10,875            24,895        21,289
   Selling, general and administrative...............           11,600        9,037            20,615        18,723
   Merger costs and special charges..................               --        5,800                --         6,450
                                                              --------     --------          --------       -------
Operating profit (loss)..............................            5,714      (14,194)            5,918       (25,454)
Other income, net....................................              292          625               492         1,281
                                                             ---------    ---------            ------      --------
Income (loss) before income taxes....................            6,006      (13,569)            6,410       (24,173)
Provision for (benefit from) income taxes............              200       (3,367)              310        (6,316)
                                                              --------    ----------        ---------     ----------
Net income (loss)....................................          $ 5,806     $(10,202)        $   6,100      $(17,857)
                                                               =======     =========        =========      =========

Net income (loss) per common share:
   Basic.............................................            $0.25      ($0.48)             $0.27       ($0.84)
   Diluted...........................................            $0.23      ($0.48)             $0.24       ($0.84)
Weighted average shares outstanding:
   Basic.............................................           23,032       21,470            22,773        21,369
   Diluted...........................................           25,353       21,470            24,918        21,369



               The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                  APRIL 2,            MARCH 28,
                                                                                    2000                1999
                                                                                    ----                ----
Cash flows from operating activities:
   Net income (loss)...................................................         $  6,100            $(17,857)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization expense.............................            4,520               4,293
     Provision for write-downs of inventories..........................              250                 200
     Provision for bad debts...........................................               83                  54
     Net loss on disposal of assets....................................               25                  54
     Deferred income taxes.............................................               --                 651
     Translation losses (gains), net...................................              414                (371)
     Minority interest in income (losses) of subsidiaries..............               97                 (29)
     Changes in operating assets and liabilities:
       Trade accounts receivable.......................................          (27,284)              3,786
       Contracts in progress...........................................          (14,478)              4,460
       Inventories.....................................................          (10,049)              5,590
       Other assets....................................................            3,956               1,616
       Accounts payable................................................            7,196              (2,725)
       Accrued expenses and other liabilities..........................              951               3,410
       Billings in excess of revenue and customer advances.............            2,026              (2,291)
                                                                                 --------             -------
Net cash (used in) provided by operating activities....................          (26,193)                841
                                                                                 --------             -------
Cash flows from investing activities:
   Purchases of intangible assets......................................               --                (272)
   Proceeds from sale of property and equipment........................               --                   9
   Purchases of property and equipment.................................           (6,134)             (1,511)
   Cash paid for contingent consideration..............................              (88)               (145)
                                                                                 --------             -------
Net cash used in investing activities..................................           (6,222)             (1,919)
                                                                                 --------             -------
Cash flows from financing activities:
   Proceeds under line of credit.......................................               --                  43
   Repayment of capital lease obligations..............................             (355)               (323)
   Investment from minority interest shareholders......................               --                 199
   Proceeds from exercise of stock options and Employee Stock
     Purchase Plan.....................................................           16,317               2,778
                                                                                 -------            --------
Net cash provided by financing activities..............................           15,962               2,697
                                                                                 -------            --------
Effect of exchange rate changes on cash................................             (699)               (147)
                                                                                --------            --------
Net (decrease) increase in cash and cash equivalents...................          (17,152)              1,472
Cash and cash equivalents at beginning of period.......................           51,865              57,047
                                                                                --------            --------
Cash and cash equivalents at end of period.............................         $ 34,713            $ 58,519
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

     In March 1999, the Company acquired Promis Systems Corporation Ltd. ("Promis"). The acquisition of Promis was accounted for using the pooling of interests method of accounting. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Promis.

PREPARATION OF FINANCIAL STATEMENTS

     The interim financial data as of April 2, 2000 and for the three and six months ended April 2, 2000 and March 28, 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1999 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            APRIL 2,             SEPTEMBER 30,
                                                                              2000                   1999
                                                                              ----                   ----
     Raw materials................................................           $23,637               $16,492
     Work-in-process..............................................            10,487                 5,804
     Finished goods...............................................             4,026                 6,055
                                                                            --------              --------
                                                                             $38,150               $28,351
                                                                             =======               =======


C.   ACCRUED EXPENSES AND OTHER LIABILITIES

     The significant components of accrued expenses and other liabilities consist of the following (in thousands):


                                                                             APRIL 2,            SEPTEMBER 30,
                                                                               2000                  1999
                                                                               ----                  ----
     Accrued expenses.............................................           $ 5,370               $ 7,295
     Accrued compensation.........................................             6,411                 4,718
     Warranty reserves............................................             5,593                 4,383
                                                                           ---------             ---------

                                                                             $17,374               $16,396
                                                                             =======               =======

D.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income (loss) per share is as follows (in thousands, except per share data):


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               APRIL 2,     MARCH 28,          APRIL 2,     MARCH 28,
                                                                 2000         1999               2000         1999
                                                                ------       ------             ------       ------
Net income (loss)....................................           $5,806     $(10,202)            $6,100      $(17,857)
                                                                ======     =========            ======      =========

Shares used in computation:
     Weighted average common shares outstanding
       used in computation of basic net income (loss)
       per common share..............................           23,032       21,470             22,773        21,369
     Dilutive effect of stock options and warrants...            2,321           --              2,145            --
                                                               -------    ---------            -------       --------
     Shares used in computation of diluted net income
       (loss) per common share.......................           25,353       21,470             24,918        21,369
                                                                ======       ======             ======        ======

Basic net income (loss) per common share.............            $0.25       $(0.48)             $0.27        $(0.84)
Diluted net income (loss) per common share...........            $0.23       $(0.48)             $0.24        $(0.84)



     Outstanding options to purchase 37,810 and 158,511 shares of common stock during the three and six month periods ended April 2, 2000, respectively, were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

     Options to purchase 1,835,641 and 1,327,793 shares of common stock were outstanding for the three and six months ended March 28, 1999, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and the inclusion of such shares would be anti-dilutive. Outstanding options to purchase 6,706 and 143,978 shares of common stock during the three and six month periods ended March 28, 1999, respectively, were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

E.  OTHER COMPREHENSIVE INCOME

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is equal to net income (loss) for the three and six month periods ended April 2, 2000 and March 28, 1999.

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

G.   MERGER COSTS AND SPECIAL CHARGES

     In the second quarter of fiscal year 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees, all of which have been paid as of April 2, 2000. Additionally, during the second quarter of fiscal 1999 the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management employees in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter of 1999, the Company recognized a credit of $75,000 to adjust the estimated costs to reflect actual costs. At April 2, 2000, $112,000 of these charges remained in accrued expenses and are expected to be paid by the end of calendar year 2000.

     During the first quarter of fiscal year 1999, the Company recorded special charges of $650,000. These charges represent provisions for employee severance compensation relating to the reduction in force of 62 personnel. These headcount reductions were approximately 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. All of these special charges have been paid.

H.   INCOME TAXES

     The income tax provision for the three and six months ended April 2, 2000 was $200,000 and $310,000, respectively. The tax provisions recorded in fiscal 2000 are primarily related to foreign and state taxes. The Company's U.S. federal net operating loss carryforwards are sufficient to offset federal taxable income for the three and six months ended April 2, 2000. During the third quarter of fiscal 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties.

     The income tax benefit for the three and six months ended March 28, 1999 was $3,367,000 and $6,316,000, or 24.8% and 26.1%, respectively, of loss before income taxes. The effective tax rate for the second quarter of fiscal 1999, excluding the effect of $3,950,000 of Promis merger-related costs which were primarily non-deductible, would have been 35.0%. The effective tax rate for the six months ended March 28, 1999 differed from the statutory rate primarily due to non-deductible Promis merger-related costs and certain foreign income not subject to income tax.

I.  SEGMENT REPORTING

     The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Automation Systems, Tool Automation Systems and MES and Other Systems. The MES and Other Systems segment includes factory management software and advanced planning and scheduling software product lines. The Company's operating segments have no significant intersegment revenues and expenses as all segments' revenues are generated from sales to unaffiliated customers.

     Operating segment information for the three and six months ended April 2, 2000 and March 28, 1999 is as follows (in thousands):

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  ------------------             ----------------
                                                                  APRIL 2,   MARCH 28,         APRIL 2,    MARCH 28,
                                                                   2000        1999              2000        1999
                                                                   ----        ----              ----        ----
TOTAL NET REVENUE FROM UNAFFILIATED
  CUSTOMERS:
Factory Automation Systems                                       $ 40,482    $ 16,229         $ 73,006     $ 34,933
Tool Automation Systems                                            28,820       7,867           49,080       14,475
MES and Other Systems                                               7,367       6,195           13,276       10,518
                                                                   ------      ------          -------      ------

     Total net revenue                                           $ 76,669    $ 30,291         $135,362     $ 59,926
                                                                 =========   =========        =========    ========

SEGMENT OPERATING PROFIT (LOSS) BEFORE
    CORPORATE ALLOCATIONS:
Factory Automation Systems                                       $     28    $ (5,327)        $ (1,604)    $ (9,870)
Tool Automation Systems                                             8,341        (463)          12,890       (1,965)
MES and Other Systems                                               1,193        (660)           1,005       (3,542)

OTHER RECONCILING ITEMS:
Corporate and other expenses                                       (3,848)     (7,744)          (6,373)     (10,077)
                                                                  -------     -------          -------     --------
    CONSOLIDATED OPERATING PROFIT (LOSS)                            5,714     (14,194)           5,918      (25,454)

Other income, net                                                     292         625              492        1,281
                                                                   -------     -------          -------     --------
    CONSOLIDATED INCOME (LOSS) BEFORE
       INCOME TAXES                                              $  6,006    $(13,569)         $ 6,410     $(24,173)
                                                                  ========   =========         ========    =========



J.   CONTINGENT LIABILITY

     At April 2, 2000, the Company had a contingent liability of approximately $249,000 attributable to the Company's March 1999 acquisition of Promis. In 1993, Promis purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company. The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares, as converted at the common stock exchange ratio, of the Company, valued at $73.91 per common share. At the time of the acquisition, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which the market value of the common shares owned by the sellers on April 7, 1998 was less than approximately $4.0 million.

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

     Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of April 2, 2000, calculated based on the market value of the Company's common stock at April 2, 2000, is approximately $249,000.

K.   JOINT VENTURE

     The Company, in June 1998, entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") and Chung Song Systems Co., Ltd. ("CSSC") to distribute the Company's products and services in Korea. As of April 2, 2000, CSSC has withdrawn from the joint venture. The Company continues to participate in the joint venture with SEC. SEC is in the business of developing and marketing products and services for the semiconductor industry. The Company and SEC intend to invest on a pro rata basis 2.6 billion Korean won, or approximately $2.3 million, in the joint venture over a two-year period through June 2000. As of April 2, 2000, the Company had outstanding commitments under this agreement of 1.2 billion Korean won, or approximately $1.1 million.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

M.   SUBSEQUENT EVENT

     The Company has filed a registration statement for a public offering of common stock by the Company and selling stockholders. Pursuant to a post-effective amendment to the registration statement declared effective on May 12, 2000, the offering of 1,400,000 shares of common stock by the Company and 305,000 shares of common stock by selling shareholders commenced on that date. The Company will also issue an additional 90,750 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option. The closing of the offering is expected to take place on May 17, 2000. The Company will not receive any of the proceeds from the shares sold by the selling stockholders. The net proceeds of approximately $90.1 million from this sale by the Company of common stock are expected to be used for general corporate purposes, including working capital and possible acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in the Company's Registration Statement on Form S-3, File No. 333-34584, filed with the Securities and Exchange Commission, and the other factors discussed below.

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

     In addition to the risks and uncertainties posed generally by the cyclicality of the semiconductor industry, the Company faces the following risks and uncertainties: the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and the Company's stock price could fall if its operating results are below expectations of analysts or investors; delay in shipment of a single system could substantially decrease the Company's sales for the period in which the delay occurs; new accounting guidance could result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system which allows for vulnerability to cost overruns; the Company has significant fixed costs which are not easily reduced during a downturn; the Company depends on a limited number of customers and the loss, cancellation or delay of any order by these customers could adversely affect the Company's results; the Company's customers do not have long-term purchase agreements with the Company, and as a result, customers could stop purchasing the Company's products and services at any time; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company's ongoing efforts to compete in the Asia-Pacific market may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs managerial and technical employees who because of their skills and experience may be difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company's substantial international operations create special risks; the Company faces significant competition from other automation companies which may limit the prices it can charge for its products and may result in lost sales; in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mitchell G. Tyson, its President and Chief Executive Officer, and other senior staff; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the market price of the Company's common stock is volatile; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

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

     TOTAL NET REVENUE: Net revenue for the three and six months ended April 2, 2000 was $76.7 million and $135.4 million, respectively, an increase of 153.1% and 125.9%, respectively, over the corresponding periods in fiscal 1999. This increase was generated across all of the Company's operating segments and represented the Company's highest quarterly net revenue and its fifth consecutive quarter of revenue growth. Contributing to this revenue growth, Tool Automation Systems net revenue increased by 239.1% and Factory Automation Systems net revenue increased by 109.0% for the six months ended April 2, 2000 as compared with the corresponding period of fiscal 1999. The significant improvement in total net revenue, primarily generated by sales of product and equipment, is attributable to strong growth in demand for capital equipment by the semiconductor industry.

     Net export revenue from European and Asian customers for the three and six months ended April 2, 2000 were $31.4 million and $56.3 million, respectively, compared to $10.8 million and $16.7 million, respectively, for the corresponding periods in fiscal 1999. Net export revenue for the three and six months ended April 2, 2000 accounted for 41.0% and 41.6% of total net revenue, respectively, compared to 35.6% and 27.8%, respectively, of total net revenue for the corresponding periods in fiscal 1999. The increase in international sales as a percent of total net revenue resulted from the Company's increasing market share in Asia and Europe. Sales to foreign customers are principally denominated in U.S. dollars with the exception of certain sales of tool automation and spare parts products that are denominated in local currencies.

     GROSS PROFIT: The gross profit margin for the three and six months ended April 2, 2000 was 39.2% and 38.0%, respectively, compared to 38.0% and 35.1% for the corresponding periods in fiscal 1999. The improvement in the gross profit margin for both periods is attributable to improved manufacturing efficiencies and related favorable manufacturing variances, a change in product mix with stronger growth in certain higher-margin product and equipment revenues, more favorable product pricing, and product cost reductions, primarily within the Factory Automation Systems and Tool Automation Systems operating segments. The gross profit margin improvements for the fiscal 2000 periods were offset slightly by a deterioration in service and maintenance margins primarily related to increases in personnel and related costs to support anticipated future growth of the Company's installed base of products.

     RESEARCH AND DEVELOPMENT: Research and development expenses for the three and six months ended April 2, 2000 were $12.7 million and $24.9 million, respectively, representing 16.6% and 18.4% of total net revenue, respectively, compared to $10.9 million and $21.3 million, representing 35.9% and 35.5% of total net revenue for the corresponding periods in fiscal 1999. The increase in fiscal 2000 spending compared with fiscal 1999 is the result of the Company's investments in next-generation 200mm and 300mm automation system products, including interfloor transport systems, turbo stocker automated storage and retrieval systems, bare reticle stockers, and atmospheric and vacuum wafer handling systems in the Factory Automation Systems and Tool Automation Systems segments, as well as in its new software products, including manufacturing execution systems and advanced planning and scheduling software. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue during these periods.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three and six months ended April 2, 2000 were $11.6 million and $20.6 million, respectively, representing 15.1% and 15.2% of total net revenue, respectively, compared to $9.0 million and $18.7 million, representing 29.8% and 31.2% of total net revenue, respectively, for the corresponding periods in fiscal 1999. Selling, general and administrative expenses were higher in the second quarter of fiscal 2000, compared with the corresponding period in fiscal 1999, due to increases in marketing efforts, investments in sales and other functions in support of the growth in orders and revenues and other employee incentive-related expenses incurred. For the six months ended April 2, 2000, the increase in selling, general and administrative expenses was slightly offset by savings from the consolidation of duplicate functions and activities of previously-acquired companies. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue for these periods.

     MERGER COSTS AND SPECIAL CHARGES: In the second quarter of fiscal year 1999, the Company recorded merger costs of $4.0 million related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees, all of which have been paid as of April 2, 2000. Additionally, during the second quarter of fiscal 1999 the Company recorded special charges of $1.9 million. The special charges consisted of $1.4 million for compensation-related costs for five management employees in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter of 1999, the Company recognized a credit of $75,000 to adjust the estimated costs to reflect actual costs. At April 2, 2000, $112,000 of these charges remained in accrued expenses and are expected to be paid by the end of calendar year 2000.

     During the first quarter of fiscal year 1999, the Company recorded special charges of $650,000. These charges represent provisions for employee severance compensation relating to the reduction in force of 62 personnel. These headcount reductions were approximately 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the continued downturn in the semiconductor equipment industry. All of these special charges have been paid.

     OPERATING PROFIT (LOSS): As a result of the increase in total net revenue and the other foregoing factors, the operating profit for the three and six months ended April 2, 2000 was $5.7 million and $5.9 million , or 7.5% and 4.4% of total net revenue, respectively. This compares to an operating loss of $14.2 million and $25.5 million, or 46.9% and 42.5% of total net revenue, for the corresponding periods in fiscal 1999. Excluding the merger costs and special charges of $5.8 million and $6.5 million for the three and six months ended March 29, 1999, respectively, the operating losses would have been $8.4 million and $19.0 million, or 27.7% and 31.7% of total net revenue, respectively.

     OTHER INCOME, NET: Other income, net, for the three and six months ended April 2, 2000 was $292,000 and $492,000, respectively, compared to $625,000 and $1.3 million for the corresponding periods in fiscal 1999. Interest income for the three and six months ended April 2, 2000 was $484,000 and $1.0 million, respectively, compared to $488,000 and $1.0 million for the corresponding periods in fiscal 1999. Interest expense for the three and six months ended April 2, 2000 was $24,000 and $44,000, respectively, compared to $20,000 and $52,000 for the corresponding periods in fiscal 1999. Net translation and foreign exchange losses for the three and six months ended April 2, 2000 were $173,000 and $414,000, compared to net translation and foreign exchange gains of $173,000 and $371,000 in the corresponding periods in fiscal 1999.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax provision for the three and six months ended April 2, 2000 was $200,000 and $310,000, respectively. The tax provisions recorded in fiscal 2000 are primarily related to foreign and state taxes. The Company's U.S. federal net operating loss carryforwards are sufficient to offset federal taxable income for the three and six months ended April 2, 2000. During the third quarter of fiscal 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties.

     The income tax benefit for the three and six months ended March 28, 1999 was $3.4 million and $6.3 million or 24.8% and 26.1%, respectively, of the loss before income taxes. The effective tax rate for the second quarter of fiscal 1999, excluding the effect of $4.0 million of Promis merger-related costs which were primarily non-deductible, would have been 35.0%. The effective tax rate for the six months ended March 28, 1999 differed from the statutory rate primarily due to non-deductible Promis merger-related costs and certain foreign income not subject to income tax.

     NET INCOME (LOSS): Net income for the three and six months ended April 2, 2000 was $5.8 million and $6.1 million, compared to a net loss of $10.2 million and $17.9 million for the corresponding periods in fiscal 1999. Excluding the merger costs and special charges net of their tax effect, the net loss for the three and six months of fiscal 1999 would have been $5.0 million and $12.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through private equity financing, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations.

     As of April 2, 2000 the Company had working capital of $99.4 million, including cash and cash equivalents of $34.7 million, compared to working capital of $78.9 million including cash and cash equivalents of $51.9 million as of September 30, 1999.

     Net cash used in operating activities for the six months ended April 2, 2000 was $26.2 million, compared to $841,000 of net cash provided by operating activities for the corresponding period in fiscal 1999. Net cash used in operating activities was primarily attributable to increases in accounts receivable of $27.3 million, increases in contracts in progress of $14.5 million, and an increase in inventories of $10.0 million. These uses of cash were partially offset by increases in accounts payable of $7.2 million and the cash flow provided by net income, after adjusting for non-cash items, of $11.5 million.

     Net cash used in investing activities for the six months ended April 2, 2000 was $6.2 million, compared to $1.9 million for the corresponding period in fiscal 1999. This fluctuation is principally attributable to increased spending for capital expenditures, primarily for leasehold improvements and computers and telecommunications equipment. The Company anticipates that it will continue to invest in capital equipment to support its infrastructure needs accompanying the growth in industry demand.

     Net cash provided by financing activities for the six months ended April 2, 2000 was $16.0 million, compared to $2.7 million for the corresponding period of fiscal 1999. This increase is principally related to greater proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

     At April 2, 2000, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At April 2, 2000, the LIBOR borrowing rate would have been 7.25%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The Company had outstanding letters of credit with the Bank in the aggregate amount of $1,420,000 at April 2, 2000, and therefore, the available balance under this credit agreement was $18,580,000 at April 2, 2000. Effective March 31, 2000, the Company renegotiated its revolving credit agreement, which modified certain financial covenants and extended the expiration date of this agreement up to December 31, 2000.

     The Company believes its existing cash balances, access to financing and proceeds from its upcoming sale of common stock will be sufficient for at least the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

     The Company has filed a registration statement for a public offering of common stock by the Company and selling stockholders. Pursuant to a post-effective amendment to the registration statement declared effective on May 12, 2000, the offering of 1,400,000 shares of common stock by the Company and 305,000 shares of common stock by selling shareholders commenced on that date. The Company will also issue an additional 90,750 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option. The closing of the offering is expected to take place on May 17, 2000. The Company will not receive any of the proceeds from the shares sold by the selling stockholders. The net proceeds of approximately $90.1 million from this sale by the Company of common stock are expected to be used for general corporate purposes, including working capital and possible acquisitions.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes in the Company's exposure to market risks since the year ended September 30, 1999. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on March 10, 2000 (the Annual Meeting") the Company's stockholders elected six directors of the Company.

     The number of votes cast for, or withheld from, each nominee for election as director were as follows:



NOMINEE                                       FOR                         WITHHELD AUTHORITY
-------                                       --                          ------------------
Mordechai Wiesler                         17,480,342                           144,802
Mitchell G. Tyson                         17,482,304                           142,840
Amram Rasiel                              17,557,548                            67,596
Boruch B. Frusztajer                      17,557,148                            67,996
Alexander V. d'Arbeloff                   17,558,348                            66,796
Kenneth M. Thompson                       17,559,748                            65,396


     At the Annual Meeting the Company's stockholders also voted to approve: the adoption of the 2000 Stock Option Plan; the 2000 Employee Stock Purchase Plan ("ESPP") and an amendment to the 1994 Employee Stock Purchase Plan; and an amendment to the articles of organization to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000 shares. The votes were as follows:



PROPOSALS                                     FOR                AGAINST           ABSTAIN          NON-VOTE
---------                                     ---                -------           -------          --------
Approve 2000 Stock Option Plan             9,343,236           8,251,238            30,560               110

Approve adoption of 2000 ESPP
     Plan and an amendment to the
     1994 ESPP Plan                       17,192,237             404,171            28,736                --

Approve amendment to articles of
     organization to increase the
     number of authorized shares
     of common stock from 50,000,000
     to 75,000,000 shares                 16,349,739           1,247,313            28,092                --





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits

EXHIBIT
NUMBER            REFERENCE         DESCRIPTION
--------          ---------         -----------
  3.4         (A)                    Amended and Restated By-Laws of the Company
  3.5         (A)                    Restated Articles of Organization of the Company
  3.6         (B)                    Articles of Amendment to the Restated Articles of Organization
                                       of the Company, as approved by stockholders of the
                                       Company on April 22, 1997
  3.7         (C)                    Articles of Amendment to the Restated Articles of Organization
                                       of the Company as approved by stockholders of the Company
                                       on January 16, 1998
  3.8         (D)                    Articles of Amendment to Restated  Articles of Organization of
                                       the Company as approved by the stockholders of the Company on
                                       March 10, 2000
 10.1         (E)                    PRI Automation, Inc. 1994 Employee Stock Purchase Plan
                                       (as amended)
 10.2         (E)                    PRI Automation, Inc. 2000 Employee Stock Purchase Plan
 10.3         (E)                    PRI Automation, Inc. 2000 Stock Option Plan
 10.4         (F)                    First Amendment to Credit Agreement dated as of March 31, 2000 between the Company and Chase Manhattan Bank
 27.1         (F)                    Financial Data Schedule



---------------
(A) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
(B) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
(C) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q,for the period ended December 28, 1997.
(D) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-34584.
(E) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-8, File No. 333-33894.
(F)   These exhibits are included herein.




              b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended April 2, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PRI AUTOMATION, INC.




Date:  May 16, 2000               By: /s/ Cosmo S. Trapani
                                     -------------------------------------
                                                 Cosmo S. Trapani
                                           Duly Authorized Officer and
                                           Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         REFERENCE         DESCRIPTION
-------        ---------         -----------

  3.4            (A)             Amended and Restated By-Laws of the Company
  3.5            (A)             Restated Articles of Organization of the Company
  3.6            (B)             Articles of Amendment to the Restated Articles of Organization
                                    of the Company, as approved by stockholders of the
                                    Company on April 22, 1997
  3.7            (C)             Articles of Amendment to the Restated Articles of Organization
                                    of the Company as approved by stockholders of the Company
                                    on January 16, 1998
  3.8            (D)             Articles of  Amendment  to Restated  Articles of  Organization  of the
                                    Company as approved by the stockholders of the Company as of
                                    March 10, 2000
 10.1            (E)             PRI Automation, Inc. 1994 Employee Stock Purchase Plan
                                    (as amended)
 10.2            (E)             PRI Automation, Inc. 2000 Employee Stock Purchase Plan
 10.3            (E)             PRI Automation, Inc. 2000 Stock Option Plan
 10.4            (F)             First Amendment to Credit Agreement dated as of March 31, 2000 between the Company and Chase Manhattan Bank
 27.1            (F)             Financial Data Schedule


---------------
(A) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1, File No. 33-81836.
(B) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q, for the period ended March 30, 1997.
(C) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report Form 10-Q,for the period ended December 28, 1997.
(D) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-34584.
(E) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-8, File No. 333-33894.
(F)   These exhibits are included herein.