Form 10-Q
period 2000-07-02
PRI AUTOMATION INC
filed 2000-08-11
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

     The number of shares outstanding of each of the issuer's classes of common stock as of July 14, 2000:

                   Class                     Number of Shares Outstanding
                   -----                     ----------------------------
       Common Stock, $.01 par value                    24,851,635

                              PRI AUTOMATION, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
Part I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                             Consolidated Balance Sheets as of
                                 July 2, 2000 and September 30, 1999                                      3

                             Consolidated Statements of Operations for
                                 the Three and Nine Months Ended July 2, 2000
                                 and June 27, 1999                                                        4

                             Consolidated Statements of Cash Flows for
                                 the Nine Months Ended July 2, 2000 and
                                 June 27, 1999                                                            5

                             Notes to Consolidated Financial Statements                                   6-11

              Item 2.        Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                            12-17

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    17


Part II.      OTHER INFORMATION

              Item 6.        Exhibits and Reports on Form 8-K                                             18

SIGNATURE                                                                                                 19

              Exhibit Index                                                                               20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            JULY 2,        SEPTEMBER 30,
                                                                             2000              1999
                                                                           ---------         ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ......................................        $ 112,930         $  51,865
   Trade accounts receivable, less allowance for doubtful accounts
     of $2,281 and $2,646, respectively ...........................           62,881            31,436
   Contracts in progress ..........................................           27,210             6,018
   Inventories ....................................................           61,022            28,351
   Other current assets ...........................................            3,392             7,063
                                                                           ---------         ---------
     Total current assets .........................................          267,435           124,733

   Property and equipment, net ....................................           23,575            19,128
   Other assets ...................................................            1,882             2,691
                                                                           ---------         ---------
     Total assets .................................................        $ 292,892         $ 146,552
                                                                           =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................        $  32,462         $  16,900
   Accrued expenses and other liabilities .........................           21,881            16,396
   Current portion of obligations under capital lease .............              392               570
   Billings in excess of revenues and customer advances ...........           13,008            11,931
                                                                           ---------         ---------
       Total current liabilities ..................................           67,743            45,797

Obligations under capital lease ...................................              124               411
Other non-current liabilities .....................................              701               788
Commitments and contingencies (Notes J and K)
Minority interest .................................................              144                56

Stockholders' equity:
   Preferred stock, $0.01 par value; 400,000 shares authorized; one
     outstanding ..................................................                0                 0
   Common stock, $.01 par value; 75,000,000 and 50,000,000
     shares authorized, respectively; 24,845,553 and 22,265,676
     issued and outstanding, respectively .........................              248               223
   Additional paid-in capital .....................................          250,193           141,469
   Accumulated deficit ............................................          (26,261)          (42,192)
                                                                           ---------         ---------
       Total stockholders' equity .................................          224,180            99,500
                                                                           ---------         ---------
       Total liabilities and stockholders' equity .................        $ 292,892         $ 146,552
                                                                           =========         =========



The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ------------------------         ------------------------
                                               JULY 2,        JUNE 27,         JULY 2,         JUNE 27,
                                                2000            1999            2000             1999
                                              --------        --------         --------        --------
Net revenue:
   Product and equipment .............        $ 78,360        $ 24,163         $194,064        $ 59,905
   Services and maintenance ..........          10,513          10,331           30,171          34,515
                                              --------        --------         --------        --------
     Total net revenue ...............          88,873          34,494          224,235          94,420

Cost of revenue:
   Product and equipment .............          44,884          12,880          115,818          36,371
   Services and maintenance ..........           7,545           6,995           20,545          22,422
                                              --------        --------         --------        --------
     Total cost of revenue ...........          52,429          19,875          136,363          58,793
                                              --------        --------         --------        --------
Gross profit .........................          36,444          14,619           87,872          35,627

Operating expenses:
   Research and development ..........          14,061          11,507           38,956          32,796
   Selling, general and administrative          13,152           9,809           33,767          28,532
   Merger costs and special charges ..              --              --               --           6,450
                                              --------        --------         --------        --------
Operating profit (loss) ..............           9,231          (6,697)          15,149         (32,151)

Other income, net ....................           1,017             877            1,509           2,158
                                              --------        --------         --------        --------
Income (loss) before income taxes ....          10,248          (5,820)          16,658         (29,993)

Provision for income taxes ...........             417           7,301              727             985
                                              --------        --------         --------        --------
Net income (loss) ....................        $  9,831        $(13,121)        $ 15,931        $(30,978)
                                              ========        ========         ========        ========
Net income (loss) per common share:
   Basic .............................        $   0.41        ($  0.60)        $   0.69        ($  1.44)
   Diluted ...........................        $   0.38        ($  0.60)        $   0.63        ($  1.44)
Weighted average shares outstanding:
   Basic .............................          24,158          21,736           23,235          21,491
   Diluted ...........................          26,079          21,736           25,305          21,491




The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                     ---------------------------
                                                                      JULY 2,           JUNE 27,
                                                                       2000              1999
                                                                     ---------         ---------
Cash flows from operating activities:
   Net income (loss) ........................................        $  15,931         $ (30,978)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization expense ..................            7,081             6,430
     Provision for write-downs of inventories ...............              950               400
     Provision for bad debts ................................               83               407
     Net loss on disposal of assets .........................               27                54
     Deferred income taxes ..................................               --             8,391
     Translation losses (gains), net ........................              453              (758)
     Minority interest in income (losses) of subsidiary .....               88               (29)
     Changes in operating assets and liabilities:
       Trade accounts receivable ............................          (31,431)            6,356
       Contracts in progress ................................          (21,192)            4,273
       Inventories ..........................................          (33,622)            4,815
       Other assets .........................................            3,555                74
       Accounts payable .....................................           15,796              (735)
       Accrued expenses and other liabilities ...............            5,870             2,074
       Billings in excess of revenue and customer advances ..            1,081              (382)
                                                                     ---------         ---------
Net cash (used in) provided by operating activities .........          (35,330)              392
                                                                     ---------         ---------
Cash flows from investing activities:
   Purchases of intangible assets ...........................               --              (275)
   Proceeds from sale of property and equipment .............               --                 9
   Purchases of property and equipment ......................          (10,710)           (4,036)
   Cash paid for contingent consideration ...................              (88)             (216)
                                                                     ---------         ---------
Net cash used in investing activities .......................          (10,798)           (4,518)
                                                                     ---------         ---------
Cash flows from financing activities:
   Proceeds under line of credit ............................               --                18
   Repayment of capital lease obligations ...................             (465)             (334)
   Investment from minority interest shareholders ...........               --               199
   Proceeds from common stock offering, net .................           90,002                --
   Proceeds from exercise of stock options and Employee Stock
     Purchase Plan ..........................................           18,419             7,197
                                                                     ---------         ---------
Net cash provided by financing activities ...................          107,956             7,080
                                                                     ---------         ---------
Effect of exchange rate changes on cash .....................             (763)                7
                                                                     ---------         ---------
Net increase in cash and cash equivalents ...................           61,065             2,961
Cash and cash equivalents at beginning of period ............           51,865            57,047
                                                                     ---------         ---------
Cash and cash equivalents at end of period ..................        $ 112,930         $  60,008
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

PREPARATION OF FINANCIAL STATEMENTS

     The interim financial data as of July 2, 2000 and for the three and nine months ended July 2, 2000 and June 27, 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 1999 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                 JULY 2,          SEPTEMBER 30,
                                                  2000               1999
                                                -------             -------
     Raw materials ................             $39,266             $16,492
     Work-in-process ..............              16,686               5,804
     Finished goods ...............               5,070               6,055
                                                -------             -------
                                                $61,022             $28,351
                                                =======             =======

C.   ACCRUED EXPENSES AND OTHER LIABILITIES

     The significant components of accrued expenses and other liabilities consist of the following (in thousands):

                                                 JULY 2,          SEPTEMBER 30,
                                                  2000                1999
                                                 -------            -------
     Accrued expenses ...............            $ 8,046            $ 7,295
     Accrued compensation ...........              6,559              4,718
     Warranty reserves ..............              7,276              4,383
                                                 -------            -------
                                                 $21,881            $16,396
                                                 =======            =======

D.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income (loss) per common share is as follows (in thousands, except per share data):

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  ------------------------         ------------------------
                                                                   JULY 2,        JUNE 27,         JULY 2,         JUNE 27,
                                                                    2000            1999             2000            1999
                                                                  --------        --------         --------        --------
     Net income (loss) ...................................        $  9,831        $(13,121)        $ 15,931        $(30,978)
                                                                  ========        ========         ========        ========
     Shares used in computation:
          Weighted average common shares outstanding
            used in computation of basic net income (loss)
            per common share .............................          24,158          21,736           23,235          21,491
          Dilutive effect of stock options and warrants ..           1,921              --            2,070              --
                                                                  --------        --------         --------        --------
          Shares used in computation of diluted net income
            (loss) per common share ......................          26,079          21,736           25,305          21,491
                                                                  ========        ========         ========        ========
     Basic net income (loss) per common share ............        $   0.41        $  (0.60)        $   0.69        $  (1.44)
     Diluted net income (loss) per common share ..........        $   0.38        $  (0.60)        $   0.63        $  (1.44)


     Outstanding options to purchase 175,523 and 164,182 shares of common stock during the three and nine month periods ended July 2, 2000, respectively, were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

     Options to purchase 1,385,373 and 1,346,986 shares of common stock were outstanding for the three and nine month periods ended June 27, 1999, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and, the inclusion of such shares would be anti-dilutive. Outstanding options to purchase 792,996 and 360,317 shares of common stock during the three and nine month periods ended June 27, 1999, respectively, were not included in the computation of diluted net loss per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

E.  OTHER COMPREHENSIVE INCOME

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is equal to net income (loss) for the three and nine month periods ended July 2, 2000 and June 27, 1999.

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

G.   MERGER COSTS AND SPECIAL CHARGES

     In the second quarter of fiscal year 1999, the Company recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees, all of which have been paid as of July 2, 2000. Additionally, during the second quarter of fiscal 1999 the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management employees in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter of 1999, the Company recognized a credit of $75,000 to adjust the estimated costs to reflect actual costs. At July 2, 2000, $72,000 of these charges remained in accrued expenses.

     During the first quarter of fiscal year 1999, the Company recorded special charges of $650,000. These charges represent provisions for employee severance compensation relating to the reduction in force of 62 personnel. These headcount reductions consisted of approximately 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the downturn in the semiconductor equipment industry. All of these special charges have been paid.

H.   INCOME TAXES

     The income tax provision for the three and nine months ended July 2, 2000 was $417,000 and $727,000, respectively, as compared to a provision of $7.3 million and $985,000 for the corresponding periods in fiscal 1999. The tax provisions recorded in fiscal 2000 are primarily related to foreign and state taxes. The Company's U.S. federal net operating loss carryforwards are sufficient to offset federal taxable income for the three and nine months ended July 2, 2000. During the third quarter of fiscal 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required under applicable accounting standards, due to uncertainties surrounding their realization.

Accordingly, a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties.

I.  SEGMENT REPORTING

     The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Automation Systems, OEM, and MES and Other Systems. The MES and Other Systems segment includes factory management software and advanced planning and scheduling software product lines. Each of the Company's operating segments includes a product and service component and have no significant intersegment revenues and expenses as all segments' revenues are generated from sales to unaffiliated customers.

     Operating segment information for the three and nine months ended July 2, 2000 and June 27, 1999 is as follows (in thousands):

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                ---------------------------         ---------------------------
                                                  JULY 2,          JUNE 27,          JULY 2,           JUNE 27,
                                                   2000             1999              2000              1999
                                                ---------         ---------         ---------         ---------
TOTAL NET REVENUE FROM UNAFFILIATED
    CUSTOMERS:
Factory Automation Systems                      $  40,681         $  17,682         $ 113,687         $  52,615
OEM                                                33,898            10,638            82,978            25,113
MES and Other Systems                              14,294             6,174            27,570            16,692
                                                ---------         ---------         ---------         ---------
     Total net revenue                          $  88,873         $  34,494         $ 224,235         $  94,420
                                                =========         =========         =========         =========
SEGMENT OPERATING PROFIT (LOSS) BEFORE
    CORPORATE ALLOCATIONS:
Factory Automation Systems                      $  (2,632)        $  (4,191)        $  (4,236)        $ (14,061)
OEM                                                 9,826               653            22,716            (1,312)
MES and Other Systems                               6,757              (523)            7,762            (4,065)

OTHER RECONCILING ITEMS:
Corporate and other expenses                       (4,720)           (2,636)          (11,093)          (12,713)
                                                ---------         ---------         ---------         ---------
    CONSOLIDATED OPERATING PROFIT (LOSS)
                                                    9,231            (6,697)           15,149           (32,151)
Other income, net                                   1,017               877             1,509             2,158
                                                ---------         ---------         ---------         ---------
    CONSOLIDATED INCOME (LOSS) BEFORE
       INCOME TAXES                             $  10,248         $  (5,820)        $  16,658         $ (29,993)
                                                =========         =========         =========         =========

J.   CONTINGENT LIABILITY

     At July 2, 2000, the Company had a contingent liability of approximately $160,000 attributable to the Company's March 1999 acquisition of Promis. In 1993, Promis purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company. The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares, as converted at the common stock exchange ratio, of the Company, valued at $73.91 per common share. At the time of the acquisition, Promis agreed that on July 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which the market value of the common shares owned by the sellers on July 7, 1998 was less than approximately $4.0 million.

     On March 29, 1996, Promis made a formal claim against the sellers pursuant to the dispute resolution provisions of the original purchase and sale agreements. The sellers filed certain counterclaims against Promis. In 1997, Promis and the sellers reached a settlement of the dispute. The settlement provided that commencing on July 7, 1998 Promis would pay additional cash to the sellers in an amount equal to the amount by which the market value of 59,889 exchangeable common shares, on each of the agreed-upon payment dates, is less than $73.91 per common share. As part of the settlement, half the additional cash consideration was payable on July 7, 1998, with the remaining half due in 20 quarterly installments commencing on July 7, 1998 through July 7, 2003. Under the terms of the settlement agreement, the sellers are restricted as to the number of shares of the Company's common stock which can be sold in any quarter prior to July 7, 2003.

     Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of July 2, 2000, calculated based on the market value of the Company's common stock at July 2, 2000, is approximately $160,000.

K.   JOINT VENTURE

     In June 1998, the Company entered into a joint venture with Shinsung Engineering Co. Ltd. ("SEC") and Chung Song Systems Co., Ltd. ("CSSC") to distribute the Company's products and services in Korea. As of July 2, 2000, CSSC has withdrawn from the joint venture. The Company continues to participate in the joint venture with SEC. SEC is in the business of developing and marketing products and services for the semiconductor industry. The Company and SEC intend to invest on a pro rata basis 2.6 billion Korean won, or approximately $2.3 million, in the joint venture. As of July 2, 2000, the Company had outstanding commitments under this agreement of 1.2 billion Korean won, or approximately $1.0 million.

L.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by fiscal 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. Due to the Company's limited use of derivative instruments, management anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its consolidated results of operations or financial position.

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

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. This recurring over-supply often has had a severe effect on the semiconductor industry's demand for capital equipment, including systems manufactured and marketed by the Company. Oversupply in the semiconductor market may in the future reduce demand for capital equipment, including demand for the Company's systems. The semiconductor industry recently experienced a downturn that adversely affected the Company's operating results, and a similar reduction in demand for semiconductors in the future could jeopardize the Company's plans. The Company believes that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

     In addition to the risks and uncertainties posed generally by the cyclicality of the semiconductor industry, the Company faces the following risks and uncertainties: the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly and the Company's stock price could fall if its operating results are below expectations of analysts or investors; delay in shipment of a single system could substantially decrease the Company's sales for the period in which the delay occurs; new accounting guidance could result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system which allows for vulnerability to cost overruns; the Company has significant fixed costs which are not easily reduced during a downturn; the Company depends on a limited number of customers and the loss, cancellation or delay of any order by these customers could adversely affect the Company's results; the Company's customers do not have long-term purchase agreements with the Company, and as a result, customers could stop purchasing the Company's products and services at any time; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers;
the Company's ongoing efforts to compete in the Asia-Pacific market may not be successful in generating adequate revenue or gross profit margins; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than the Company expected; the Company needs managerial and technical employees who because of their skills and experience may be difficult to hire and retain; the Company may have difficulty managing growth in light of fluctuating demand; the Company has experienced and may continue to experience capacity constraints during high growth periods which may limit the Company's ability to take advantage of business opportunities during such periods; during periods of high growth, the Company is required to increase its cost structure to support anticipated customer services and such cost increases may occur before related revenue increases; the Company maintains inventory to support production which, due to the evolution of products and the cyclical nature of demand, may be rendered obsolete; the Company's substantial international operations create special risks; the Company faces significant competition from other automation companies which may limit the prices it can charge for its products and may result in lost sales; in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mitchell G. Tyson, its President and Chief Executive Officer, and other senior staff; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the market price of the Company's common stock is volatile; and certain provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

RESULTS OF OPERATIONS

     On March 2, 1999, the Company acquired Promis Systems Corporation Ltd., a Canadian corporation ("Promis"). Promis was a leading developer of manufacturing execution systems ("MES") software solutions for semiconductor and precision electronics manufacturers. The business combination was accounted for as a pooling of interests; accordingly, the financial results of the Company for fiscal 1999 have been restated to include Promis. Promis' results from operations is included in MES and Other Products.

     TOTAL NET REVENUE: Net revenue for the three and nine months ended July 2, 2000 was $88.9 million and $224.2 million, respectively, an increase of 157.6% and 137.5%, respectively, over the corresponding periods in fiscal 1999. This increase was generated across all of the Company's operating segments and represented the Company's highest quarterly net revenue and its sixth consecutive quarter of revenue growth. Contributing to this revenue growth, OEM net revenue increased by 230.4% and Factory Automation Systems net revenue increased by 116.1% for the nine months ended July 2, 2000 as compared with the corresponding period of fiscal 1999. In addition, net revenue for MES and Other Systems increased 65.2% for the nine months ended July 2, 2000 as compared with the corresponding period of fiscal 1999. The significant improvement in total net revenue is primarily generated by increases in sales of product and equipment and is attributable to strong growth in demand for capital equipment and software by the semiconductor industry.

     The Company's international customers are located in Asia and Europe. Net export revenue from customers located in Asia for the three and nine months ended July 2, 2000 was $20.8 million and $55.8 million, representing 23.5 % and
24.9 % of total net revenue, respectively. This compares to $4.8 million and $10.9 million, representing 14.1% and 11.6%, respectively, for the corresponding periods in fiscal 1999. Net export revenue from customers located in Europe for the three and nine months ended July 2, 2000 was $11.1 million and $32.4 million, representing 12.5% and 14.5% of total net revenue, respectively. This compares to $6.5 million and $17.1 million, representing 18.8% and 18.1%, respectively, for the corresponding periods in fiscal 1999. The increase in international sales as a percent of total net revenue resulted from the Company's increasing market share in Asia and Europe. Sales to foreign customers are principally denominated in U.S. dollars with the exception of certain sales of tool automation and spare parts products that are denominated in local currencies.

     GROSS PROFIT: The gross profit for the three and nine months ended July 2, 2000 was $36.4 million and $87.9 million, respectively. This compares to $14.6 million and $35.6 million for the corresponding periods in fiscal 1999. The increase is primarily due to the increase in total revenues across all divisions. The gross profit margin for the three and nine months ended July 2, 2000 was 41.0% and 39.2%, respectively, compared to 42.4% and 37.8% for the corresponding periods in fiscal 1999. In the quarter ended June 27, 1999, the gross profit margin was favorably affected by $2.0 million of revenue arising from a single order cancellation for which there were few associated costs. Excluding this single order, the gross profit margin for the three months ended June 27, 1999 was 38%. The increase in the gross profit margin for both periods is attributable to favorable manufacturing variances, a change in product mix with stronger growth in higher-margin software products and equipment revenues, more favorable product pricing, and product cost reductions, primarily within the Factory Automation Systems and OEM operating segments. The year to date gross profit margin improvement was offset slightly by a deterioration in service and maintenance margins primarily related to increases in personnel and related costs to support anticipated future growth of the Company's installed base of products.

     RESEARCH AND DEVELOPMENT: Research and development expenses for the three and nine months ended July 2, 2000 were $14.1 million and $39.0 million, representing 15.8% and 17.4% of total net revenue, respectively. This compares to $11.5 million and $32.8 million, representing 33.3% and 34.7% of total net revenue for the corresponding periods in fiscal 1999. The increase in fiscal 2000 spending compared with fiscal 1999 is the result of the Company's investments in next-generation 200mm and 300mm automation system products, including interfloor transport systems, turbo stocker automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Automation Systems and OEM segments, as well as in its new software products, including manufacturing execution systems and advanced planning and scheduling. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue during these periods.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three and nine months ended July 2, 2000 were $13.2 million and $33.8 million, representing 14.8% and 15.1% of total net revenue, respectively. This compares to $9.8 million and $28.5 million, representing 28.4% and 30.2% of total net revenue, respectively, for the corresponding periods in fiscal 1999. Selling, general and administrative expenses were higher in fiscal 2000 due to increases in marketing efforts, sales activities and other volume sensitive expenses incurred in support of the growth in orders and revenues. For the nine months ended July 2, 2000, the increase in selling, general and administrative expenses was slightly offset by savings from the consolidation of duplicate functions and activities of previously acquired companies. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue for these periods.

     MERGER COSTS AND SPECIAL CHARGES: In the second quarter of fiscal year 1999, the Company recorded merger costs of $4.0 million related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees, all of which have been paid as of July 2, 2000. Additionally, during the second quarter of fiscal 1999 the Company recorded special charges of $1.9 million consisting of $1.4 million for compensation-related costs for five management employees in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter of 1999, the Company recognized a credit of $75,000 to adjust the estimated costs to reflect actual costs. At July 2, 2000, $72,000 of these charges remained in accrued expenses.

     During the first quarter of fiscal year 1999, the Company recorded special charges of $650,000. These charges represent provisions for employee severance compensation relating to the reduction in force of 62 personnel. These headcount reductions consisted of approximately 40 in manufacturing and customer support, 8 in engineering, and 14 in selling, general and administrative functions. The reduction in force occurred in response to the downturn in the semiconductor equipment industry. All of these special charges have been paid.

     OPERATING PROFIT (LOSS): As a result of the increase in total net revenue and the other foregoing factors, the operating profit for the three and nine months ended July 2, 2000 was $9.2 million and $15.1 million , or 10.4% and 6.8% of total net revenue, respectively. This compares to an operating loss of $6.7 million and $32.2 million, or 19.4% and 34.1% of total net revenue, for the corresponding periods in fiscal 1999. Excluding the merger costs and special charges of $6.5 million for the nine months ended June 27, 1999, the operating losses would have been $25.7 million or 27.2% of total net revenue.

     OTHER INCOME, NET: Other income, net for the three and nine months ended July 2, 2000 was $1.0 million and $1.5 million, respectively, compared to $877,000 and $2.2 million for the corresponding periods in fiscal 1999. Other Income, net is primarily composed of interest income, interest expense and foreign exchange effects. Interest income for the three and nine months ended July 2, 2000 was $1.0 million and $2.0 million, respectively, compared to $550,000 and $1.6 million for the corresponding periods in fiscal 1999. The increase in interest income was due to the investment of the net proceeds received from the Company's common stock offering completed in May, 2000. Interest expense for the three and nine months ended July 2, 2000 was $15,000 and $59,000, respectively, compared to $48,000 and $101,000 for the corresponding periods in fiscal 1999. Net translation and foreign exchange losses for the three and nine months ended July 2, 2000 were $39,000 and $453,000, compared to net translation and foreign exchange gains of $374,000 and $758,000 in the corresponding periods in fiscal 1999.

     PROVISION FOR INCOME TAXES: The income tax provision for the three and nine months ended July 2, 2000 was $417,000 and $727,000, respectively, as compared to a provision of $7.3 million and $985,000 for the corresponding periods in fiscal 1999. The tax provisions recorded in fiscal 2000 are primarily related to foreign and state taxes. The Company's U.S. federal net operating loss carryforwards are sufficient to offset federal taxable income for the three and nine months ended July 2, 2000. During the third quarter of fiscal 1999, management concluded that a full valuation allowance against the Company's net deferred tax assets was required under applicable accounting standards, due to uncertainties surrounding their realization. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets was established to reflect these uncertainties.

     NET INCOME (LOSS): Net income for the three and nine months ended July 2, 2000 was $9.8 million and $15.9 million, compared to a net loss of $13.1 million and $31.0 million for the corresponding periods in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through private equity financing, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations. In addition, during the quarter ended July 2, 2000, the Company completed a common stock offering which provided the Company with $90.0 million of cash, net of offering expenses.

     As of July 2, 2000 the Company had working capital of $199.7 million, including cash and cash equivalents of $112.9 million, compared to working capital of $78.9 million including cash and cash equivalents of $51.9 million as of September 30, 1999.

     Net cash used in operating activities for the nine months ended July 2, 2000 was $35.3 million, compared to $400,000 of net cash provided by operating activities for the corresponding period in fiscal 1999. Net cash used in operating activities was primarily attributable to increases in accounts receivable of $31.4 million, increases in contracts in progress of $21.2 million, and an increase in inventories of $33.6 million. These uses of cash were partially offset by increases in accounts payable and accrued expenses of $21.7 million and the cash flow provided by net income, after adjusting for non-cash items, of $24.6 million. The net cash used in operations and the related increase in other working capital is in support of the growth in customer orders, revenues and overall operations.

     Net cash used in investing activities for the nine months ended July 2, 2000 was $10.8 million, compared to $4.5 million for the corresponding period in fiscal 1999. The increase is principally attributable to investments in capital assets, primarily leasehold improvements and computers and telecommunications equipment. The Company anticipates that it will continue to invest in capital equipment to support its infrastructure needs accompanying its business growth.

     Net cash provided by financing activities for the nine months ended July 2, 2000 was $108.0 million, compared to $7.1 million for the corresponding period of fiscal 1999. This increase is principally related to the Company's common stock offering, completed during the quarter ended July 2, 2000, which provided $90.0 million, net of offering expenses. The increase is also attributable to greater proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

     At July 2, 2000, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At July 2, 2000, the LIBOR borrowing rate would have been 6.64%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The Company had outstanding letters of credit with the Bank in the aggregate amount of $1,420,000 at July 2, 2000, and therefore, the available balance under this credit agreement was $18,580,000 at July 2, 2000. Effective March 31, 2000, the Company renegotiated its revolving credit agreement, which modified certain financial covenants and extended the expiration date of this agreement to December 31, 2000.

     The Company believes its existing cash balances and access to financing will be sufficient for at least the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by fiscal 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated results of operation or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its consolidated results of operations or financial position.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits

 EXHIBIT
 NUMBER           REFERENCE        DESCRIPTION
 -------          ---------        -----------

      3.4         (A)              Amended and Restated By-Laws of the Company
      3.5         (A)              Restated Articles of Organization of the
                                     Company
      3.6         (B)              Articles of Amendment to the Restated
                                     Articles of Organization of the Company, as
                                     approved by stockholders of the Company on
                                     July 22, 1997
      3.7         (C)              Articles of Amendment to the Restated
                                     Articles of Organization of the Company as
                                     approved by stockholders of the Company on
                                     January 16, 1998
      3.8         (D)              Articles of Amendment to Restated Articles
                                     of Organization of the Company as approved
                                     by the stockholders of the Company on
                                     March 10, 2000
     27.1         (E)              Financial Data Schedule

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

(D) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-34584.

(E)   This exhibit is included herein.

              b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended July 2, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRI AUTOMATION, INC.


Date:  August 10, 2000                     By:    /s/ Cosmo S. Trapani
                                              ----------------------------
                                                   Cosmo S. Trapani
                                              Duly Authorized Officer and
                                              Principal Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER           REFERENCE        DESCRIPTION
 -------          ---------        -----------

      3.4         (A)              Amended and Restated By-Laws of the Company
      3.5         (A)              Restated Articles of Organization of the
                                     Company
      3.6         (B)              Articles of Amendment to the Restated
                                     Articles of Organization of the Company, as
                                     approved by stockholders of the Company on
                                     July 22, 1997
      3.7         (C)              Articles of Amendment to the Restated
                                     Articles of Organization of the Company as
                                     approved by stockholders of the Company on
                                     January 16, 1998
      3.8         (D)              Articles of Amendment to Restated Articles
                                     of Organization of the Company as approved
                                     by the stockholders of the Company on
                                     March 10, 2000
     27.1         (E)              Financial Data Schedule

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

(E)   This exhibit is included herein.