Form 10-K
period 2000-09-30
PRI AUTOMATION INC
filed 2000-12-21
CIK 927362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  Commission file number
   September 30, 2000             0-24934

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
     RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFFERRED STOCK
                          COMMON STOCK, PAR VALUE $.01
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's common stock, $0.01 par value per share ("Common Stock") held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 6, 2000 as reported by the Nasdaq National Market, was approximately $536,025,000. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 6, 2000 the Registrant had outstanding 25,142,525 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before January 26, 2001 are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    PRI Automation, Inc. ("PRI" or the "Company"), founded in 1982, is a leading global supplier of advanced automation systems and software to the semiconductor industry. The Company offers complete and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and OEM semiconductor equipment suppliers. PRI's factory automation systems and software help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility ("fab" or "fabs"), improving productivity and increasing the manufacturer's return on investment. The Company's tool automation systems and software, offer high-performance and reliability to OEM process tool manufacturers, allowing them to focus on developing next generation process technology. PRI also provides automation services, including equipment layout and design, fab simulation, project management, installation and on-site support. The Company sells and supports its products through its global direct sales and support organizations, operating out of offices in North America, Europe, and Asia. PRI's customers include many of the world's leading semiconductor manufacturers and semiconductor capital equipment suppliers.

THE PRI AUTOMATION SOLUTION

    PRI offers complete factory automation solutions designed to enhance productivity throughout the fab and overall factory effectiveness, increasing semiconductor manufacturers' return on investment. PRI combines its advanced automation systems and factory management software with a broad range of implementation services that draw on its extensive domain expertise in the semiconductor fabrication process to provide integrated automation solutions. By optimizing data management throughout the fab, the Company's products enable customers to more effectively plan, schedule and carry out their production activity. PRI's products support industry standards, providing customers with the option of purchasing the company's integrated factory automation solutions or incorporating elements of the system into their existing fab automation infrastructure.

    PRI's comprehensive product line, sophisticated software offerings and broad range of implementation services enable customers to address the challenges of an increasingly complex semiconductor manufacturing process and enhance the return on their fab investments by:

    - providing the manufacturing flexibility to respond to customers' shorter product cycles and changing requirements;

    - enabling fabs to achieve productivity gains through more efficient materials planning and work-in-process (WIP) scheduling, as well as through more efficient materials handling and storage;

    - enabling manufacturers to increase utilization of costly facilities and process tools;

    - providing an integrated factory automation solution that eliminates the inefficiency and risk involved in coordinating the efforts of multiple suppliers and systems; and

    - supplying a range of automation systems designed to meet the requirements of 200mm and 300mm production.

PRODUCTS AND SERVICES

    PRI provides its customers with a fully integrated line of factory automation systems, software and services designed to automate the semiconductor fabrication process and optimize the flow of products, data, materials and resources throughout the fab. The Company has organized its product development, marketing and sales functions to address a wide range of automation requirements to improve manufacturing efficiency and increase productivity. The Company's key product areas are:

    - FACTORY AUTOMATION SYSTEMS that store, transport and manage the movement of work-in-process wafers throughout the fab.

    - TOOL AUTOMATION SYSTEMS that automate the movement of wafers into and out of the process chamber and provide an integration point between the factory automation systems and the process tool.

    - FACTORY MANAGEMENT SOFTWARE that manages and directs manufacturing operations and optimizes material flow, process equipment and other production resources.

    - ADVANCED PLANNING AND SCHEDULING SOFTWARE that enables customers to develop capacity plans and work-flow schedules to optimize fab-wide operations and quickly react to changing business requirements.

    - TOOL CONNECTIVITY SOFTWARE that allows customers to connect valuable production data from the process tools with MES and fab-wide scheduling software in order to make more informed decisions regarding throughput.

    - AUTOMATION SERVICES AND SUPPORT that help customers throughout the total automation project lifecycle from initial conceptualization and design to installing and servicing the equipment in the customer fab.

FACTORY AUTOMATION SYSTEMS

    Factory automation systems products and service offerings include the following:

1. INTERBAY AUTOMATION: Interbay automation systems transport wafers throughout the fab and store them in the bay where the next process step will occur. The Company's interbay automation products consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with associated controllers, software and communications capabilities to provide a tightly integrated wafer flow solution. PRI's interbay automation systems include:

    - AEROTRAK OVERHEAD MONORAIL SYSTEMS--PRI's AeroTrak overhead monorail transport systems provide fast delivery of material from process bay to process bay.

    - TURBOSTOCKER AUTOMATED STORAGE AND RETRIEVAL SYSTEMS--PRI's TurboStocker automated storage and retrieval systems, or stockers, are enclosed, environmentally controlled structures that store work-in-process wafers in various locations throughout the fab.

    - INTERFLOOR AND INTERBUILDING TRANSPORT SYSTEMS--Interfloor and interbuilding transport systems move wafers between different floors or buildings of a fab.

    - TRANSNET MATERIAL CONTROL SOFTWARE--PRI's TransNet material control software directs the movement of wafers throughout the fab and is integrated with their interbay and intrabay automation systems.

2. INTRABAY AUTOMATION: Intrabay automation systems move wafers from storage systems to individual process tools. PRI's intrabay automation systems include:

    - MACHINE LOADING ROBOT VEHICLE--Machine loading robot vehicles are guided vehicles that utilize a track system embedded in the floor of the process bay to transport wafers to and from the process tool.

    - AEROLOADER OVERHEAD HOIST TRANSPORT SYSTEMS--PRI's AeroLoader overhead hoist transport systems use a monorail to retrieve wafer pods from a stocker and deliver them directly to the loadport at the process tool.

    - PEOPLE GUIDED VEHICLES--People guided vehicles are manually operated vehicles used to safely move materials across the fab and assist the operator in transferring the wafer pod from the vehicle to the process tool loadport. These vehicles can be used as a backup to automated systems.

3. LITHOGRAPHY AUTOMATION SYSTEMS: Lithography automation systems automate the storage, retrieval, tracking and delivery of reticles and wafers within the lithography bay. Reticles are glass plates containing the integrated circuit images that are projected onto wafers during the lithography process. As semiconductor manufacturing technology advances, the cost of lithography tools, or steppers, is increasing. Also, as integrated circuit design complexity increases, the number of reticles used in the manufacturing process increases, increasing the need for automation to improve utilization and productivity. Since the lithography bay typically paces overall fab output, productivity improvements in the lithography bay directly improve overall fab throughput and productivity. PRI's lithography automation systems include:

    - BARE RETICLE STOCKERS--Bare reticle stockers provide a high-density storage and retrieval solution for reticles that are stored without being placed in a pod or box container. This gives customers the ability to store large numbers of reticles in a very small footprint within the lithography bay. This year, PRI introduced its second-generation bare reticle stocker called the Guardian(tm) BRS.

    - RETICLE POD OR BOX STOCKERS--Reticle pod or box stockers provide clean and safe storage for reticles that are stored in industry-standard pods or boxes. The reticle pod and box stocker interfaces with our interbay transport system, allowing the pod or box stocker to be placed anywhere in the fab.

    - COMBINATION RETICLE STOCKERS--Combination reticle stockers combine the speed and convenience of a pod stocker with the high-density storage of a bare reticle stocker for greater levels of reticle inventory management and productivity in the lithography bay.

    - RETICLE MANAGEMENT SOFTWARE--Reticle management software manages the use, kitting and unkitting, delivery and maintenance of reticles for improved reticle inventory management.

    - 300MM RETICLE AUTOMATION--PRI is developing systems that will totally automate reticle storage and delivery in 300mm lithography bays. These systems combine PRI reticle stockers, overhead transport, and software control systems to manage reticle usage within the bay.

TOOL AUTOMATION SYSTEMS

    PRI provides robotic systems that automate the transfer of wafers into and out of process tools. The primary customers for these solutions are manufacturers of process tool equipment. These manufacturers typically integrate PRI's tool automation systems into their product before shipment to the end user (fab customer). PRI's tool automation systems include:

    - ATMOSPHERIC WAFER-HANDLING SYSTEMS--PRI is a leading supplier of atmospheric wafer-handling systems. These systems remove wafers from pods or cassettes and align them prior to placing them into the process tool chamber or metrology station.

    - VACUUM WAFER-HANDLING SYSTEMS--Vacuum wafer-handling systems automate wafer-handling within a vacuum chamber. PRI's vacuum products range from individual vacuum robotic components to fully integrated vacuum cluster platforms.

    - SFO INTEGRATED FRONT END SYSTEMS--PRI's Smart FOUP Opener (SFO) integrated front end systems store work-in-process wafer cassettes, standard mechanical interface pods, or 300mm front opening unified pods, or FOUPs, directly at the process tool front-end. These systems also unload wafers from the FOUP, align them and place them in the process tool. PRI's integrated front-end systems products include all SEMI-compliant interfaces to the factory automation systems.

    - 300MM LOADPORTS--PRI's 300mm loadports provide a simple and economical method for opening and removing wafers from FOUPs.

    - SPECIALTY WAFER-HANDLING SYSTEMS--PRI provides specially designed robots used in a variety of wafer-handling applications, including chemical mechanical planarization and copper interconnect processing.

FACTORY MANAGEMENT SOFTWARE

    As more of the semiconductor manufacturing process becomes automated, PRI believes that software will play an increasingly important role in the manufacturer's ability to improve the productivity of its overall fab operations. PRI's software products address the most important aspects of wafer flow logistics to deliver a complete software management solution that addresses fab-wide operations. PRI's factory management software offerings include:

    - MANUFACTURING EXECUTION SYSTEM, OR MES, SOFTWARE--PRI's MES software manages and directs complex manufacturing operations by automating process specifications and control. PRI's PROMIS software is designed to integrate business production planning systems and material processing in the fab to optimize the flow of material and improve process equipment utilization. PRI expects to introduce its next-generation MES software offering, Encore!, in fiscal year 2001.

ADVANCED PLANNING AND SCHEDULING SOFTWARE

    PRI's planning and scheduling software offerings enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, prioritizing the production of high-margin or high-demand customer orders and minimizing the disruption caused by limited process tool availability. The Company's advanced planning and scheduling software offerings include:

    - LEVERAGE FOR PLANNING SOFTWARE--PRI's Leverage for Planning software product enables customers to develop capacity plans to optimize wafer starts and quickly react to changing business requirements.

    - LEVERAGE FOR SCHEDULING SOFTWARE--PRI's Leverage for Scheduling software product enables customers to develop and modify work-flow schedules that optimize fab-wide operations based on many factors, including process tool availability, demand for specific semiconductor batches or types and changing business and technical requirements.

TOOL CONNECTIVITY SOFTWARE

    PRI's tool connectivity software solutions allow semiconductor manufacturers to connect valuable production data generated by the process tool with the manufacturing execution system (MES) software and the fab-wide scheduling software. By connecting this production data with other fab-wide software systems, manufacturers can more readily access their key production data and make more informed decisions that impact the throughput and productivity of valuable production resources. Key products include:

    - EQUIPESOFT SYSTEM CONTROL SOFTWARE--PRI's EquipeSoft system control software integrates, tracks and controls the wafer-handling robots within the manufacturer's process tool.

    - FABUILDER MANUFACTURING INTEGRATION SOFTWARE--FAbuilder, PRI's manufacturing integration software, reduces the time required to deploy process tool automation and provides a flexible solution for distributing and maintaining equipment automation throughout the fab.

    - EQONNECTOR PROCESS TOOL AND EQUIPMENT CONNECTIVITY SOFTWARE--PRI's eQonnector equipment connectivity software allows equipment and process engineers to easily connect any process tool or other critical manufacturing equipment to the fab's host MES system.

AUTOMATION SERVICES AND SUPPORT

    PRI provides a variety of automation services and support that are essential to the success of large-scale factory automation projects. These include:

    - AUTOMATION PLANNING AND DESIGN SERVICES--PRI works with customers in assessing their automation needs during the design phase of a project to build or upgrade a fab. The Company develops a complete automation plan identifying the type and configuration of the automation systems and simulates a design, using computer-modeling techniques to verify that the design layout meets customer requirements.

    - PROJECT MANAGEMENT SERVICES--PRI provides customers with project management support during the building and manufacturing of the automation systems.

    - INSTALLATION SERVICES--PRI develops an installation plan and timetable coordinated with the customer's manufacturing schedule and installs the equipment in the customer's fab.

    - POST-INSTALLATION SERVICE AND SUPPORT--PRI provides a variety of post-installation services to assist customers in operating and maintaining their factory automation systems.

MARKETING, SALES AND CUSTOMER SUPPORT

    PRI markets its products worldwide to semiconductor manufacturers and OEM semiconductor equipment suppliers. In North America, the Company sells and supports its products through a direct sales and support organization operating out of its headquarters in Billerica, Massachusetts and regional offices located in California and Texas. Offshore, PRI products are sold and supported by a direct sales and support organization with offices in France, Germany, Ireland, Israel, Switzerland, the United Kingdom, Japan, Singapore, South Korea and Taiwan.

    PRI offers a variety of service programs to meet a broad range of customer requirements. These services can range from telephone hot-line support to full-time, on-site customer service provided by its personnel based at the customer's facility. The Company maintains a fully staffed and equipped training center at its Billerica, Massachusetts headquarters to support the training requirements of PRI customers.

COMPETITION

    Rapid technological change and intense competition characterize the semiconductor capital equipment market. PRI's Factory Systems division competes with Daifuku, Murata Machinery, Shinko Electric and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The Company's OEM Systems division competes with Genmark Automation, Asyst Technologies, Brooks Automation and a number of other foreign and domestic wafer-handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation technology, as well as other smaller robotics companies. PRI's software products compete with products provided by Consilium, a subsidiary of Applied Materials, Brooks Automation and other vendors. PRI believes that competition in its industry is likely to intensify.

    PRI believes that semiconductor manufacturers are striving to increase productivity and reduce costs. The Company competes on the basis of product performance, quality, reliability, customer service and support, delivery capability and price. The Company believes that it has the following competitive advantages in the factory automation market:

    - a broad range of integrated and flexible factory automation systems and factory management software products;

    - technological leadership;

    - experience in managing large factory automation projects;

    - domain expertise in automation applications;

    - specialized manufacturing skills; and

    - a worldwide sales and customer support infrastructure.

    However, existing or future competitors, particularly those with greater resources than PRI's, or who are able to bring technologically superior products to market, could overcome these competitive advantages.

    PRI believes that once a semiconductor manufacturer selects a vendor's equipment for a particular fab, the manufacturer may continue to rely upon that equipment for a specific application in other fabs. Accordingly, the Company may have difficulty selling to potential customers that have selected a competitor's equipment, and the Company expects that difficulty to last for a significant period of time. Also, at least one of PRI's significant customers has adopted a policy of maintaining multiple vendors for the products it purchases. This kind of policy could limit additional sales to existing customers. In addition, the opportunities presented by the transition to 300mm technology may cause new competitors to enter PRI's markets and may diminish the competitive advantage with customers for whom PRI is the incumbent supplier of automation equipment. In the face of increased competition, PRI may need to lower its prices, which could seriously harm PRI's business.

RESEARCH AND DEVELOPMENT

    PRI continuously invests in the development of new products to improve performance and reliability and to introduce new functionality in order to maintain its leading position in providing factory automation systems, tool automation systems, and software. The ongoing development of technologies and products, particularly relating to 300mm technology, is vital to PRI's success. The Company's research and development expenses were $54.6 million, $45.5 million and $44.5 million in fiscal years 2000, 1999 and 1998, representing 18%, 33% and 22% of its total net revenue for such periods, respectively.

CUSTOMERS

    PRI's customers include many of the leading global manufacturers of semiconductors, as well as OEM semiconductor equipment suppliers in the United States, Europe and the Asia-Pacific region. Historically, a significant portion of the Company's total net revenue for any particular period has been attributable to sales to a limited number of customers. Sales to PRI's top ten customers accounted for 54% of total net revenue in both fiscal years 2000 and 1999, and 60% in fiscal year 1998.

    PRI's largest customers change from year to year, as large projects are completed and new projects are initiated. Sales to Intel accounted for 14%, 21% and 19% of total net revenue for fiscal years 2000, 1999 and 1998 respectively and sales to KLA-Tencor accounted for 12% of total net revenue for fiscal year 2000.

BACKLOG

    PRI's backlog at September 30, 2000 was $207.4 million, compared to $86.4 million at September 30, 1999. The Company includes in backlog only those customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Tool automation products and software products typically have shorter lead times than do factory automation products. Therefore, backlog is not a relevant indicator of business levels for these products.

MANUFACTURING

    PRI's manufacturing operations take place in Billerica, Massachusetts and in Mountain View, California. Manufactured products consist of standard components that can be customized to meet unique customer requirements. The manufacturing operations consist primarily of assembly and test functions, with fabrication of most components and subassemblies outsourced to key suppliers. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Completed systems are subjected to functional testing prior to shipment. PRI expects to expand outsource manufacturing operations with the objective of reducing costs and increasing its flexibility to respond to changes in semiconductor demand. The Company has a strategic alliance with Shinsung Engineering Co., Ltd., a Korean based electronics and semiconductor equipment components manufacturer, to perform PRI's final assembly and test operations specifically for Asian customer orders. Recently the Company invested approximately $12,000,000 in Shinsung Engineering Co., Ltd.

    PRI has quality control and quality assurance processes. Quality control is maintained through inspections of components and in-process inspection and testing of subassemblies. After all manufacturing operations are completed, the quality assurance personnel perform final test and acceptance of each system to ensure that it meets product specifications and quality standards prior to shipment to the customer.

INTELLECTUAL PROPERTY RIGHTS

    While PRI believes that success will depend more upon its technological expertise and the capabilities of its employees than upon legal protection of the Company's intellectual property rights. PRI's success also depends to a significant degree upon its patent for certain key elements of its monorail system, its other patents, its software and its other proprietary technology. At September 30, 2000, PRI held eight issued U.S. patents relating to certain key elements of its wafer-handling systems. PRI also had over 20 U.S. patent applications pending, and the Company intends to file additional patent applications as appropriate. The Company's patents expire at various times from 2007 to 2019. PRI cannot predict whether any patents will issue from its patent applications, or whether any of its issued patents or subsequently issued patents will provide any meaningful protection. PRI also seeks to protect its trade secrets and other proprietary technology through confidentiality agreements with employees, consultants and other parties. The steps PRI has taken to protect its technology may be inadequate. If so, PRI might not be able to prevent others from using what it regards as its technology to compete with us. For example, PRI's patents could be challenged, invalidated or circumvented, and the rights PRI have under its patents could provide no competitive advantages. Existing trade secrets, copyright, and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect PRI's proprietary technology to the same extent as the laws of the United States. Other companies could independently develop similar or superior technology without violating PRI's proprietary rights. Any misappropriation of PRI's technology or the development of competitive technology could seriously harm its business.

EMPLOYEES

    At September 30, 2000, the company had approximately 1,540 full-time employees. In addition, PRI utilizes the services of temporary or contract personnel within some functional areas to assist on project-related activities. The number of temporary or contract personnel varies depending on specific project activity. At September 30, 2000, the company employed approximately 210 temporary or contract personnel. PRI believes that its future success will depend in large part on its ability to attract and retain highly skilled employees. None of its employees is covered by a collective bargaining agreement. PRI considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

FACILITIES

    PRI's corporate headquarters are located in a 122,342-square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2011. PRI also leases five additional facilities, with lease expiration dates ranging from September 2001 to October 2010, in Billerica, Massachusetts, with a total of 195,700 square feet. PRI's Billerica, Massachusetts facilities are primarily used by its factory systems division for engineering and manufacturing. PRI also leases facilities in Austin, Texas, Mountain View, California, Mesa, Arizona, and Toronto, Ontario, as well as France, Germany, Japan, Singapore, South Korea, Switzerland, Taiwan and the United Kingdom, under leases with expiration dates ranging from March 2001 to November 2006. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    On November 20, 2000, and November 22, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action
No. 00-123958-REK; and (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12414-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the period January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC
Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

    From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock is traded on the National Market System of the Nasdaq Stock Market under the trading symbol PRIA. There were 311 holders of record of the Company's common stock as of December 6, 2000. The Company believes that there are a substantial number of additional beneficial owners that hold stock in nominee or "street name" through brokerage firms. The following table sets forth the high and low sales prices for the Company's common stock as reported on the Nasdaq Stock Market for each quarter during the two-year period ended September 30, 2000.

                                         1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                         ------------   ------------   ------------   ------------
Fiscal 2000............................  $34.00-67.13   $59.06-87.63   $45.06-79.88   $18.25-71.44
Fiscal 1999............................  $ 9.57-27.75   $24.06-44.31   $20.75-39.00   $24.75-39.75

    The Company has never paid cash dividends on its common stock. The current policy of the Board of Directors is to retain all earnings to finance the continued growth of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein.

                                                          YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Total net revenue (1)...................  $299,772   $136,296   $203,545   $236,100   $166,256
  Gross profit (1)(2).....................    95,173     52,542     78,790    115,128     89,970
  Operating (loss) profit
    (1)(2)(3)(4)(5).......................    (9,280)   (37,955)   (31,014)    35,316     31,973
  Net (loss) income (1)(2)(3)(4)(5)(6)....    (7,953)   (36,085)   (22,623)    27,497     27,279
  Net (loss) income per common
    share:(1)(2)(3)(4)(5)(6)(7)
    Basic.................................     (0.34)     (1.67)     (1.08)      1.35       1.40
    Diluted...............................     (0.34)     (1.67)     (1.08)      1.27       1.33
BALANCE SHEET DATA:
  Total assets............................  $276,924   $146,552   $167,478   $195,315   $147,797
  Long-term capital lease obligations.....       125        411        734        823        735

------------------------
(1) For the year ended September 30, 2000, reflects charges of $3,663,000 for customer penalties.

(2) For the years ended September 30, 2000 and 1998, reflects specific items charged to cost of revenue of $21,105,000 related to inventory provisions and write-downs, warranty provisions and contract losses, and $13,987,000 for inventory and warranty provisions, respectively.

(3) For the year ended September 30, 1999, reflects charges of $3,950,000 for merger costs related to the acquisition of Promis and for other special charges of $2,425,000 for workforce reductions, lease abandonments, and other charges related to the integration of Promis with the Company. See Note S of Notes to Consolidated Financial Statements.

(4) For the year ended September 30, 1998, reflects charges of $8,417,000 for the purchase of incomplete technology from the acquisition of Interval Logic Corporation, merger costs of $4,490,000 related to the acquisition of Equipe and other special charges of $5,601,000 related to workforce reductions, lease abandonments and other charges incurred in consolidating the Company's business unit structure. See Notes Q and S of Notes to Consolidated Financial Statements.

(5) For the year ended September 30, 2000, reflects charges of $569,000 related to severance.

(6) For the year ended September 30, 1999 reflects a charge to establish a full valuation allowance against the Company's net deferred tax assets. See
    Note J of Notes to Consolidated Financial Statements.

(7) Reflects a two-for-one stock split effective May 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's financial condition and results of operations and includes Promis Systems Inc. ("Promis"), acquired in fiscal year 1999, and the Equipe Combined Companies ("Equipe"), acquired in fiscal year 1998, each accounted for as a pooling of interests.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

                                                                2000        1999        1998
                                                              --------    --------    --------
Net revenue:
  Product and equipment.....................................    86.3%       73.4%       84.4%
  Services and maintenance..................................    13.7        26.6        15.6
                                                               -----       -----       -----
    Total net revenue.......................................   100.0       100.0       100.0
Cost of revenue:
  Product and equipment.....................................    58.6        46.9        51.8
  Services and maintenance..................................     9.7        14.6         9.5
                                                               -----       -----       -----
    Total cost of revenue...................................    68.3        61.5        61.3
                                                               -----       -----       -----
Gross profit................................................    31.7        38.5        38.7
Operating expenses:
  Research and development..................................    18.2        33.3        21.9
  Selling, general and administrative.......................    16.6        28.3        23.0
  Acquired in-process research and development..............      --          --         4.1
  Merger costs and special charges..........................      --         4.7         4.9
                                                               -----       -----       -----
Operating loss..............................................    (3.1)      (27.8)      (15.2)
Other income, net...........................................     0.9         2.1         0.3
                                                               -----       -----       -----
Loss before income taxes....................................    (2.2)      (25.7)      (14.9)
Provision for (benefit from) income taxes...................     0.4         0.8        (3.8)
                                                               -----       -----       -----
Net loss....................................................    (2.6)%     (26.5)%     (11.1)%
                                                               =====       =====       =====

FISCAL 2000 VS. FISCAL 1999

    TOTAL NET REVENUE: Total net revenue for fiscal year 2000 increased 119.9% to $299,772,000, compared to $136,296,000 for fiscal year 1999. This overall increase in the Company's total net revenue is attributable to an increase in the Company's market share and the upturn in the worldwide semiconductor industry, which resulted in an increase in the construction and expansion of semiconductor fabs. Total net revenue increased in the three operating segments, Factory Systems, OEM Systems, and Software Systems, 105.9%, 184.9% and 50.9%, respectively, in fiscal year 2000. Total product and equipment revenue increased 158.6% in fiscal year 2000. In addition, service and maintenance revenue increased 13.2%, for a net change in total revenue of 119.9%. Net export sales to customers outside of North America were $107,638,000 or 35.9% of revenue for fiscal year 2000, compared to $44,155,000 or 32.4% of total net revenue for the prior fiscal year. During the fourth quarter of fiscal year 2000, the Company incurred late delivery penalties that adversely impacted revenue by $3,663,000. On September 11, 2000, the Company announced that its Factory Systems segment had encountered manufacturing and supply chain problems relating to its new TurboStocker product, which had been scheduled to transition into high volume production during the fourth quarter of fiscal year 2000. As a result of these problems, the Company announced that its revenue for the fourth quarter of fiscal year 2000 would be lower than expected, including the effect of $3,663,000 of late delivery penalties. The Company has initiated efforts to correct the manufacturing and supply chain problems in its Factory Systems segment. These problems will continue to affect the Company's revenue and profitability in the first half of fiscal 2001, and if the Company is unable to correct these problems in a timely manner, the adverse impact could be more prolonged. See "Certain Factors That May Affect Future Results."

    GROSS PROFIT: The Company's gross profit margin was 31.7% for fiscal year 2000, compared to 38.5% for the prior fiscal year. The decrease in gross profit margin occurred principally in the Factory Systems segment, as a result of lower than expected revenues and increased costs related to the Company's TurboStocker manufacturing problems. These problems and the corresponding corrective actions resulted in specific charges being incurred in the fourth quarter relating mainly to inventory provisions and write-downs of $14,657,000, provisions for contract losses of $5,215,000, and provisions for warranty expense and other items of $1,233,000. The decrease was offset partially by gross profit margin improvements in the Company's OEM Systems segment due to greater manufacturing efficiencies associated with increased production volumes and by a favorable change in product mix toward the Company's higher-margin OEM Systems products. Service and Maintenance gross profit margin was 29.4% for fiscal year 2000, compared to 45.0% for the prior fiscal year. The decrease in service and maintenance gross profit margin relates primarily to increases in personnel and related costs to support anticipated future growth of the Company's installed base of products.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased to $54,568,000 or approximately 18.2% of total net revenue for fiscal year 2000, compared to $45,480,000 or 33.3% of total net revenue for the prior fiscal year. The increase in fiscal year 2000 spending is the result of the Company's continued investments in next-generation automation system products, including interfloor transport systems, automated storage and retrieval systems, bare reticle stockers, robotic wafer handling systems, MES systems, and advanced planning and scheduling systems. The decrease in spending as a percent of total net revenue, in fiscal year 2000, is due to the increase in total net revenue during the fiscal year.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased to $49,885,000 or 16.6% of total net revenue for fiscal year 2000, compared to $38,642,000 or 28.3% of total net revenue for the prior fiscal year. In fiscal year 2000, the Company increased marketing efforts, sales activities and other administrative expenses incurred in support of the growth in customer orders and revenues. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue in fiscal year 2000, as well as to the consolidation of duplicate functions and activities of acquired companies.

    MERGER COSTS AND SPECIAL CHARGES: The company did not recognize any merger costs or special charges during fiscal year 2000. In the first quarter of fiscal year 1999, the Company recorded special charges of $650,000 representing provisions for severance compensation relating to the termination of 62 personnel. The personnel reductions included 40 in manufacturing and customer support, 8 in engineering and 14 in sales, general and administrative functions. In the second quarter of fiscal year 1999 the Company acquired Promis, in a pooling-of-interests transaction, and recorded merger costs of $3,950,000, consisting primarily of investment banking, legal and accounting fees. In addition, the Company recorded special charges of $1,850,000 during the second quarter, of fiscal year 1999, consisting of $1,406,000 for compensation-related costs for five management personnel in sales, general and administrative functions to satisfy existing contractual obligations related to acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal costs. In the fourth quarter of fiscal year 1999, the Company recognized a credit of $75,000, to adjust the estimated costs to reflect actual costs. At September 30, 2000, approximately $72,000 of these charges remain in accrued expenses, and are expected to be paid during fiscal year 2001.

    OTHER INCOME, NET: Other income, net, in fiscal year 2000 was $2,554,000 or 0.9% of total net revenue, compared to $2,935,000 or 2.1% of total net revenue for the prior fiscal year. Interest income was

$3,376,000 and $2,233,000 and interest expense was $92,000 and $123,000, for fiscal years 2000 and 1999, respectively. The increase in interest income was due to the higher average cash balance on hand during fiscal year 2000. Net translation and foreign exchange loss of $721,000 was recorded in fiscal year 2000 compared to net translation and foreign exchange gain of $854,000 in fiscal year 1999.

    PROVISION FOR INCOME TAXES: The income tax provision for fiscal year 2000 was $1,227,000, compared to $1,065,000 for the previous fiscal year. The effective tax rate in fiscal year 2000 was 18.2% as compared to 3.0% for the previous fiscal year. In fiscal year 2000, the effective tax rate was unfavorably affected by the provision for foreign and local taxes.

FISCAL 1999 VS. FISCAL 1998

    TOTAL NET REVENUE: Total net revenue for fiscal year 1999 decreased 33.0% to $136,296,000, compared to $203,545,000 for fiscal year 1998. This overall decrease in the Company's total net revenue was attributable to the downturn in the worldwide semiconductor industry, which resulted in a significant slowdown in the construction or expansion of semiconductor fabs. The total net revenue decline occurred primarily in the Factory Systems and OEM Systems segments, which declined by 34.7% and 41.1% in fiscal year 1999, respectively. While product and equipment revenue decreased, the Company gained market share in fiscal year 1999 and experienced a 14.1% increase in its service and maintenance revenue. Net export sales to customers outside of North America were $44,155,000 or 32.4% of revenue for fiscal year 1999, compared to $72,238,000 or 35.5% of total net revenue for the prior fiscal year.

    GROSS PROFIT: The Company's gross profit margin was 38.5% for fiscal year 1999, compared to 38.7% for the prior fiscal year. In fiscal year 1998, there were $13,987,000 in charges to cost of sales related to inventory and warranty provisions. Excluding these charges, fiscal year 1998 gross profit margins would have been 45.6%. The decline in gross profit margin in fiscal year 1999 occurred principally in the Factory Systems segment, which decreased, to 20.4% from 23.7%. The deterioration in margin was the result of fixed capacity and related manufacturing costs, which could not be reduced proportionally with the reduction in production volume, and a decline in product pricing during the industry downturn. This decline was partially offset by favorable changes in product mix. Gross margin for service and maintenance increased in fiscal year 1999 to 45.0% from 38.9% in fiscal year 1998 and was primarily related to increased growth in software maintenance contracts.

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

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased to $38,642,000 or 28.3% of total net revenue for fiscal year 1999, compared to $46,787,000 or 23.0% of total net revenue for the prior fiscal year. The Company reduced its expenses in the current fiscal year in response to the industry downturn and through the consolidation of common activities and functions of acquired companies. In fiscal year 1999, the Company reduced its work force by 62 personnel, including 14 in sales, general and administrative functions, in addition to a reduction in force of 244 personnel, including 56 in sales, general and administrative functions, in fiscal year 1998. See "Merger costs and special charges" for discussion of severance and reductions of leased facilities.

    ACQUIRED IN PROCESS RESEARCH AND DEVELOPMENT: In fiscal year 1998, the Company recorded a charge of $8,417,000 in relation to the purchase of incomplete technology acquired in the ILC acquisition.

    MERGER COSTS AND SPECIAL CHARGES: During fiscal year 1999 the Company incurred certain special charges. In the first quarter of fiscal year 1999, the Company recorded special charges of $650,000 representing provisions for severance compensation relating to the termination of 62 personnel. The personnel reductions included 40 in manufacturing and customer support, 8 in engineering and 14 in sales, general and administrative functions. In the second fiscal quarter the Company acquired Promis, in a pooling-of-interest transaction, and recorded merger costs of $3,950,000 consisting primarily of investment banking, legal and accounting fees. In addition, during the second quarter, the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management personnel in sales, general and administrative functions to satisfy existing contractual obligations related to acquired companies; $196,000 of costs associated with the reduction of leased facilities; and $248,000 for other legal costs. In the fourth fiscal quarter, the Company recognized a credit of $75,000, to adjust the estimated costs to reflect actual costs. At September 30, 1999, $424,000 of these charges remained in accrued expenses.

    During fiscal year 1998 the Company incurred certain special charges. In the second quarter of fiscal year 1998, the Company acquired Equipe in a transaction accounted for as a pooling of interests. Direct acquisition costs, primarily related to legal, investment banking, and accounting fees, amounted to $4,490,000 and were charged against the results of operations in the quarter. Additionally, during the second, third and fourth quarters of fiscal year 1998, the Company recorded restructuring and other special charges of $5,601,000 in response to market conditions and to integrate the Equipe operations. The special charges included provisions for severance compensation of $1,910,000 resulting from terminations of approximately 244 personnel completed in fiscal year 1998. The personnel reductions consisted of 123 in manufacturing and customer support, 65 in engineering and 56 in sales, general and administrative functions. In addition, the special charges included costs of $2,943,000 relating to reductions of leased facilities space and a non-cash write-down of specialized demonstration equipment for a particular customer of $748,000 and other assets that are not usable elsewhere. Of the total $4,853,000 severance and lease reduction charges recorded in fiscal year 1998, all of these special charges had been paid as of September 30, 1999.

    OTHER INCOME, NET: Other income, net, in fiscal year 1999 was $2,935,000 or 2.1% of total net revenue, compared to $625,000 or 0.3% of total net revenue for the prior fiscal year. Interest income was $2,233,000 and $1,991,000 and interest expense was $123,000 and $137,000, for fiscal years 1999 and 1998, respectively. Net translation and foreign exchange gains of $854,000 were recorded in fiscal year 1999 and net translation and foreign exchange losses of $1,086,000 were incurred in fiscal year 1998.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax provision for fiscal year 1999 was $1,065,000, compared to a benefit of $7,766,000 for the previous fiscal year. The effective tax rate in fiscal year 1999 was 3.0% as compared to 25.6% for the previous fiscal year. In fiscal year 1999, the effective tax rate was unfavorably affected by the provision for foreign taxes and the increase in the valuation allowance as a result of management's conclusion that a full valuation allowance against its net deferred tax asset was required, under applicable accounting criteria. The effect of the provision for foreign taxes and the increase in the valuation allowance was partially offset by the Company's ability to carryback tax losses generated in fiscal year 1999 to a prior profitable period. The fiscal year 1998 effective tax rate reflects the charges for acquired in-process research and development and merger and other special charges which are not fully deductible for income tax purposes. This unfavorable impact was partially offset by the effect of the acquisition of Equipe Technologies, Inc. and E-Machine, Inc., which were both subchapter S corporations for federal income tax purposes for the three months ended December 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through private equity financing, bank lines of credit, public stock offerings in October 1994 and July 1995 and cash generated from operations. In addition, during fiscal year 2000 the Company completed a common stock offering which provided the Company with $89.9 million of cash, net of offering expenses.

    At September 30, 2000 the Company had working capital of $177,630,000, including cash and cash equivalents of $92,484,000, compared to working capital of $78,936,000, including cash and cash equivalents of $51,865,000 as of September 30, 1999.

    Net cash used in operations was $55,510,000 in fiscal year 2000, compared to net cash used in operations of $10,462,000 in fiscal year 1999. The net cash used by operating activities in fiscal year 2000 was primarily attributable to the net loss, increases in accounts receivable and contracts in progress in aggregate of $60,003,000 and increases in inventory of $38,512,000. These cash outflows were partially offset by the non-cash expenses of $19,161,000, consisting primarily of depreciation and amortization and provisions for write-downs of inventories as well as increases in accounts payable and accrued expenses of $27,864,000. Net cash used in operations in fiscal year 1999 was primarily attributable to the net loss, partially offset by non-cash items of $19,460,000 consisting of depreciation, amortization and deferred taxes. Additionally, increases in accounts payable and accrued expenses of $6,676,000, decreases in accounts receivable of $3,726,000 and decreases in contracts in progress of $2,999,000 provided cash from operations. The net cash used in operations and the investment in working capital is in support of the growth in customer orders, revenues and overall business operations.

    Net cash used in investing activities was $13,844,000 in fiscal year 2000, compared to $6,823,000 in fiscal year 1999. The increase is principally attributable to investments in capital assets, primarily leasehold improvements and computers and telecommunications equipment. The Company anticipates that it will continue to invest in capital equipment to support its infrastructure needs accompanying its business growth. Subsequent to September 30, 2000, the Company made a $12 million minority investment in Shinsung Engineering Co. Ltd., as part of a strategic alliance. See Note V of Notes to Consolidated Financial Statements.

    Net cash provided by financing activities was $110,682,000 in fiscal year 2000, compared to cash provided in financing activities of $12,124,000 in fiscal year 1999. The increase is principally attributable to the Company's common stock offering, completed during the third quarter, which provided $89,905,000, net of offering expenses. The increase in fiscal year 2000 is also attributable to $21,303,000 of proceeds from the exercise of stock options and from the Company's Employee Stock Purchase Plan.

    At September 30, 2000, the Company had a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread, or at the effective prime rate. At September 30, 2000, the LIBOR borrowing rate would have been 6.62%. The ability of the Company to borrow under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on December 31, 2000. On December 14, 2000, the Company amended its existing revolving credit facility agreement with the Bank extending the expiration date to March 31, 2001. At September 30, 2000, the Company had outstanding letters of credit with the Bank of $1,420,000 and therefore, the available balance under this credit agreement was $18,580,000. At September 30, 2000, the Company was not in compliance with the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the maximum total funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of the revolving credit agreement, but has subsequently received a waiver from the Bank through September 30, 2000. The Company expects to seek future waivers as necessary from the Bank. However, there can be no assurance that such waivers will be obtained.

    The Company believes that existing cash and investment balances and funds available under its existing revolving credit facility will be sufficient to meet the Company's cash requirements to fund operations and expected capital expenditures during the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's expectations concerning its future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to the factors discussed below.

    The Company's future results face the following risks and uncertainties: the Company has experienced and may continue to experience capacity constraints during high growth periods which may limit the Company's ability to take advantage of business opportunities during such periods, such as the manufacturing problems related to its new TurboStocker product that adversely affected the Company's results of operations in fiscal year 2000; during periods of high growth, the Company is required to increase its cost structure to support anticipated customer services and such cost increases may occur before related revenue increases; the Company maintains inventory to support production which, due to the evolution of products and the cyclical nature of demand, may be rendered obsolete; and in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns.

    In addition to the foregoing, the following additional factors could cause material fluctuations in the Company's future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition, operating results and stock price:

OVERSUPPLY IN THE SEMICONDUCTOR MARKET MAY IN THE FUTURE REDUCE DEMAND FOR CAPITAL EQUIPMENT, INCLUDING FOR THE COMPANY'S SYSTEMS.

    The Company's business depends heavily upon capital expenditures by semiconductor manufacturers, particularly manufacturers that are opening or expanding semiconductor fabrication facilities. These manufacturers frequently postpone or abandon their plans to make capital expenditures when demand for their products and products containing semiconductors is low. The semiconductor industry has been highly cyclical, and periods of oversupply in the market for semiconductors have caused significantly reduced demand for capital equipment, including the Company's systems. The Company believes that this cyclicality will continue and that the markets for newer generations of semiconductors will be subject to similar fluctuations. Also, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, could slow, or encounter limits, in the future. In addition, any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely effect the Company's business, financial condition and operating results.

THE SEMICONDUCTOR INDUSTRY RECENTLY EXPERIENCED A DOWNTURN THAT ADVERSELY AFFECTED THE COMPANY'S OPERATING RESULTS, AND REDUCED DEMAND FOR SEMICONDUCTORS IN THE FUTURE COULD JEOPARDIZE THE COMPANY'S PLANS.

    In recent years, the semiconductor industry experienced a significant downturn, which seriously harmed the Company's ability to sell its systems. The recent downturn in the Asia-Pacific market also affected demand for semiconductor manufacturing equipment, including the Company's systems. These and other factors significantly reduced the Company's revenue and profitability in fiscal 1999. The Company's total net revenue for fiscal 1999 was $136.3 million, compared with total net revenue of $203.5 million in fiscal 1998. This decline occurred primarily in the Company's Factory Systems and OEM Systems businesses. In fiscal 1999, the Company incurred a net loss of $36.1 million, compared with a net loss of $22.6 million in fiscal 1998. These losses included special charges, including charges for restructuring and personnel reductions related to cost-cutting measures the Company took in response to the industry downturn. If the Company takes cost-cutting measures in response to another downturn in the semiconductor industry, the Company may be unable to continue to invest in marketing, research, development and engineering at the levels the Company thinks is necessary to maintain its competitive position. The Company's failure to make these investments could seriously curtail its long-term business prospects.

THE COMPANY MAY HAVE DIFFICULTY MANAGING ITS OPERATIONS IN RESPONSE TO FLUCTUATING DEMAND.

    The Company's systems, procedures, controls and staffing may not be adequate to support rapid growth in its operations. For example, in fiscal year 2000, the Company encountered manufacturing and supply chain problems relating to the Company's TurboStocker product, which the Company had planned to begin manufacturing in high volume in the fourth quarter of fiscal year 2000 in response to increased customer demand. These problems caused the Company's revenues for the fourth quarter and fiscal year 2000 to be lower than expected and contributed to the Company's net loss for these periods. These problems will continue to affect the Company's revenues and profitability in the first half of fiscal 2001, and if the Company is unable to correct these problems in a timely manner, the adverse impact could be more prolonged.

    The Company's failure to respond effectively to fluctuating demand for its products and to manage its manufacturing and other operations and its future growth, if any, could seriously harm its business. If the Company fails to meet a customer's delivery or performance criteria, as has recently occurred in certain instances involving its new TurboStocker product, the Company could incur contract losses and late delivery penalties, lose business from that customer, suffer long-term damage to its reputation and have higher warranty and service costs. Any of these results could seriously harm the Company's business. Further, if the Company is unable to expand its existing manufacturing capacity to meet demand, a customer's placement of a large order for the development and delivery of factory automation systems during a particular period might deter other customers from placing similar orders with the company for the same period. It could be difficult for the Company to rapidly recruit and train the substantial number of qualified engineering and technical personnel who would be necessary to fulfill one or more large, unanticipated orders.

THE COMPANY'S LENGTHY SALES CYCLE MAKES IT DIFFICULT TO ANTICIPATE SALES.

    The Company's systems often have a lengthy sales cycle. As a result, the Company has difficulty anticipating the timing and amount of specific sales. The Company may also spend significant amounts of money and effort with no assurance that it will make a sale. Before buying one of the Company's systems, a prospective customer must generally decide to upgrade or expand existing facilities or to construct new facilities. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes. In addition, downturns in the semiconductor industry may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems.

THE COMPANY'S OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND ITS STOCK PRICE COULD FALL IF ITS OPERATING RESULTS ARE BELOW THE EXPECTATIONS OF ANALYSTS OR INVESTORS.

    Many factors may cause the Company's operating results to fluctuate significantly. Some of these factors are:

    - the timing of significant orders;

    - the gain or loss of any significant customer;

    - new product announcements and releases by the Company or its competitors;

    - the Company's ability to manufacture and ship its products consistent with its customers' expectations during periods of fluctuating demand caused by the cyclicality of the semiconductor manufacturing equipment industry;

    - order cancellations and shipment reschedulings or delays;

    - patterns of capital spending by the Company's customers;

    - market acceptance of new and enhanced versions of the Company's products;

    - changes in the pricing and the mix of products the Company sells;

    - cyclicality in the semiconductor industry and the markets served by the Company's customers;

    - the timing of any acquisitions and related costs; and

    - changes in personnel and related costs.

    In addition, because the Company's services and maintenance revenue is largely correlated with its product and equipment revenue, a decline in product and equipment revenue could reduce services and maintenance revenue in the same quarter or in subsequent quarters.

    If the Company's operating results fall below the expectations of financial analysts or investors, its stock price could fall. As a result of these factors and the other factors described in this section, the Company believes that period-to-period comparisons of its revenue and operating results are not necessarily meaningful. You should not rely on these comparisons to predict the Company's future performance.

DELAY IN THE COMPANY'S SHIPMENT OF A SINGLE SYSTEM COULD SUBSTANTIALLY DECREASE ITS SALES FOR A PERIOD.

    The Company derives a substantial portion of its revenue from the sale of a relatively small number of its systems. The purchase price of the Company's systems generally ranges from $3.0 million to $15.0 million, and the Company usually takes more than one or two fiscal quarters to deliver its systems. As a result, any delay in the recognition of revenue for a single system could harm the Company's results for a given accounting period. If the Company delays a shipment near the end of a fiscal period because, for example, the customer reschedules or cancels its order or the Company encounters unexpected manufacturing difficulties, its sales in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the Company's stock price to fall.

NEW ACCOUNTING GUIDANCE COULD RESULT IN DELAYED RECOGNITION OF THE COMPANY'S REVENUES.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." The bulletin sets forth the SEC's guidance in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to apply the guidance in the bulletin in its financial statements beginning in the Company's fourth quarter of fiscal 2001. The effects of applying this guidance with respect to the Company's historical reported revenue will be reflected as a cumulative effect adjustment in its statement of operations for the fourth quarter of fiscal 2001. The Company has not completed its evaluation of the guidance in the bulletin as it relates to its business, and therefore cannot yet assess the likely impact of application of the guidance on its future results of operations, or the magnitude of the cumulative effect adjustment, if any, that may be required. In certain situations, application of the guidance discussed in the bulletin could delay the recognition of revenue that might otherwise have been recognized in earlier periods. As a result, the Company's reported revenue could fluctuate more widely among fiscal periods in the future, and reported revenue for a particular fiscal period might not meet expectations. A significant cumulative effect adjustment or delay in recognition of revenue resulting from application of the guidance in the bulletin, while not affecting the Company's cash flow, could adversely affect its results of operations in one or more future periods, which could cause its stock price to fall.

THE COMPANY TYPICALLY CHARGES A FIXED PRICE FOR A SYSTEM, WHICH LEAVES IT VULNERABLE TO COST OVERRUNS.

    The Company's operating results also fluctuate because its gross margins vary. The Company's gross margins vary for a number of reasons, including:

    - the mix of products the Company sells;

    - the average selling prices of products the Company sells;

    - the costs to manufacture, market, service and support the Company's new products and enhancements;

    - the costs to customize the Company's systems; and

    - the Company's efforts to enter new markets.

    The Company typically charges a fixed price for its systems. As a result, if the costs the Company incurs in performing a contract exceed its expectations, the Company generally cannot pass those costs on to its customer.

THE COMPANY HAS SIGNIFICANT FIXED COSTS, WHICH ARE NOT EASILY REDUCED DURING A DOWNTURN.

    The Company continues to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that the Company may be unable to reduce rapidly if the Company does not meet its sales goals. Moreover, if the Company lacks a significant backlog of orders for an extended period of time, the Company may have difficulty planning its future production and inventory levels, which could also cause fluctuations in its operating results.

THE COMPANY HAS A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS, CANCELLATION OR DELAY OF ANY ORDER BY THESE CUSTOMERS COULD HARM ITS BUSINESS.

    Historically, the Company has derived a significant portion of its revenue from a limited number of customers. The Company expects this trend to continue for the foreseeable future. The loss, cancellation or delay of any order by these customers could significantly reduce the Company's revenue and harm its reputation in the industry. Sales to the Company's top ten customers accounted for 54% of its total net revenue in fiscal years 2000 and 1999, and 60% in fiscal year 1998. One customer, Intel, accounted for 14%, 21% and 19% in fiscal years 2000, 1999 and 1998, respectively. The Company's largest customers can change from year to year, as some customers complete large semiconductor fabrication facilities and others initiate new projects. Moreover, at least one of the Company's significant customers has adopted a policy of maintaining multiple vendors for the products it purchases. This kind of policy could limit the Company's ability to sell its products to its customers.

THE COMPANY DOES NOT HAVE LONG-TERM PURCHASE AGREEMENTS WITH ITS CUSTOMERS, AND AS A RESULT ITS CUSTOMERS COULD STOP PURCHASING ITS PRODUCTS AND SERVICES AT ANY TIME.

    None of the Company's customers have any long-term obligation to continue to purchase its products or services, and any customer could reduce or cease ordering its products or services. The Company's failure to obtain large orders from new or existing customers could seriously harm its business. The Company believes that sales to some of its customers will decrease in the near future as they complete their current purchases for new or expanded semiconductor fabrication facilities. In the past, the Company's customers have sometimes failed to place orders the Company expected or have delayed or canceled delivery schedules as a result of changes in their requirements. Because of the long sales cycle for its products, the Company may have difficulty in quickly replacing orders that its customers cancel or reduce. When a customer cancels an order, the Company's sales contract generally allows it to recover only its costs and a portion of its anticipated profits from the sale. Any order deferrals or cancellations could seriously harm the Company's business.

DEMAND FOR LESS EXPENSIVE SEMICONDUCTORS IS INCREASING PRESSURE TO REDUCE PRICES IN THE COMPANY'S INDUSTRY.

    Semiconductors are increasingly being incorporated into less expensive products, which limits the price that semiconductor manufacturers can charge for semiconductors. As a result, semiconductor manufacturers face increasing pressure to reduce their costs, which in turn creates pressure on semiconductor equipment manufacturers, such as the Company, to reduce the prices of their products. The Company believes that over time this trend will lead to lower prices, which would reduce its revenue and adversely affect its operating results.

INDUSTRY CONSOLIDATION AND OUTSOURCING OF THE MANUFACTURE OF SEMICONDUCTORS TO FOUNDRIES COULD REDUCE THE NUMBER OF AVAILABLE CUSTOMERS.

    The substantial expense of building or expanding a semiconductor fabrication facility is leading increasing numbers of semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing is shifted to foundries, the number of the Company's potential customers could decrease, which would increase its dependence on its remaining customers. Recently, consolidation within the semiconductor manufacturing industry has increased. If semiconductor manufacturing is consolidated into a small number of foundries and other large companies, the Company's failure to win any significant bid to supply equipment to those customers could seriously harm its reputation and materially and adversely affect its revenue and operating results.

THE COMPANY'S ONGOING INVESTMENTS IN THE ASIA-PACIFIC MARKET MAY NOT BE SUCCESSFUL.

    The Company believes that its continued presence in the Asia-Pacific market will be important to its long-term future financial performance. Accordingly, the Company expects to continue to invest significant resources to increase its presence in the Asia-Pacific market. Many of the Company's Japanese competitors have longstanding collaborative relationships with Japanese and other semiconductor manufacturers in the Asia-Pacific region. Accordingly, the Company may be unable to increase sales in the Asia-Pacific semiconductor market. This market, which includes South Korea, Taiwan, Singapore, China and, most significantly, Japan, represents a substantial percentage of worldwide semiconductor manufacturing capacity.

THE COMPANY HAS INVESTED HEAVILY IN 300MM WAFER TECHNOLOGY, WHICH IS BEING ADOPTED MORE SLOWLY THAN EXPECTED, AND COMPETITION FOR EARLY 300MM ORDERS MAY BE INTENSE.

    The Company has invested, and is continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is occurring more slowly than expected, partly as a result of the recent period of reduced demand for semiconductors. Although a small number of pilot projects are currently in operation, no 300mm semiconductor fabrication facility is producing wafers in commercial quantities. Any significant delay in the adoption of 300mm manufacturing technology or the failure of the industry to adopt 300mm manufacturing technology, could significantly reduce the Company's opportunities for future growth. Moreover, continued delay in the transition to 300mm technology could permit the Company's competitors to introduce competing or superior 300mm products, and the Company's competitive position in the market for 300mm products could be adversely affected by its recent manufacturing problems relating to its new 200mm TurboStocker product.

    Manufacturers implementing factory automation in 300mm pilot projects may initially seek to purchase systems from multiple vendors. Competition, including price competition, for such early 300mm orders could be vigorous. A vendor whose system is selected for an early 300mm pilot project may have, or be perceived to have, an advantage in competing for future orders, and thus the award to a competitor of one or more early 300mm orders could cause the Company's stock price to fall.

IT IS DIFFICULT TO HIRE AND RETAIN THE MANAGERIAL AND TECHNICAL EMPLOYEES THAT THE COMPANY NEEDS

    The Company needs to hire additional management-level employees and substantial numbers of employees with technical backgrounds for both its hardware and software engineering and technical support staffs. The market for these employees is becoming increasingly competitive, and the Company has occasionally experienced delays in hiring these personnel. The Company's failure or inability to recruit, retain and train adequate numbers of qualified personnel on a timely basis would adversely affect its ability to develop, manufacture, install and support its systems.

THE COMPANY'S INTERNATIONAL OPERATIONS CREATE SPECIAL RISKS.

    The Company's net export sales to customers outside North America accounted for 35.9%, 32.4% and 35.5% of its total net revenue in fiscal years 2000, 1999 and 1998, respectively. The Company anticipates that international sales will continue to account for a significant portion of its total net revenue for the foreseeable future. The Company's plan to expand internationally may distract its attention from its domestic operations and may absorb financial resources needed elsewhere. The Company's international operations are subject to additional risks, including:

    - unexpected changes in trading policies, regulatory requirements, exchange rates, tariffs and other barriers;

    - unstable political and economic environments;

    - greater difficulties in collecting accounts receivable;

    - difficulties in managing distributors or representatives;

    - restrictions on exporting and importing technology;

    - fewer protections for the Company's intellectual property;

    - longer sales cycles than with domestic customers;

    - difficulties in staffing and managing foreign operations;

    - restrictions on the repatriation of earnings; and

    - potentially adverse tax consequences.

    Although the Company's international sales are primarily denominated in U.S. dollars, changes in currency exchange rates could make it more difficult for it to compete with foreign manufacturers on price. If the Company's international sales increase relative to its total revenue, these factors could have a more pronounced effect on its operating results. In any event, any of these factors could cause serious harm to the Company's business.

THE COMPANY FACES SIGNIFICANT COMPETITION FROM OTHER AUTOMATION COMPANIES, WHICH MAY LIMIT THE PRICES THE COMPANY CAN CHARGE FOR ITS SYSTEMS AND MAY CAUSE IT TO LOSE SALES.

    The Company's Factory Systems division competes with Daifuku, Murata Machinery, Shinko Electric and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The Company's OEM Systems division competes with Genmark Automation, Asyst Technologies, Brooks Automation and a number of other foreign and domestic wafer-handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation technology, as well as other smaller robotics companies. The Company's software products compete with products provided by Consilium, a subsidiary of Applied Materials, Brooks Automation and other vendors. The Company believes that competition in its industry is likely to intensify.

    The Company believes that, once a semiconductor manufacturer selects a vendor's equipment for a particular fab, the manufacturer may continue to rely upon that equipment for a specific application in other fabs. Accordingly, the Company may have difficulty selling to potential customers that have selected a competitor's equipment, and the Company expects that difficulty to last for a significant period of time. However, at least one of the Company's significant customers has adopted a policy of maintaining multiple vendors for the products it purchases. This kind of policy could limit additional sales to existing customers. In addition, the expected transition to 300mm technology may cause new competitors to enter the Company's markets, which could diminish its competitive advantage with customers for whom the Company are the incumbent supplier of automation equipment. In the face of increased competition, the Company may need to lower its prices, which could seriously harm its business.

THE COMPANY MUST CONTINUALLY IMPROVE ITS TECHNOLOGY TO REMAIN COMPETITIVE.

    Technology changes rapidly in the semiconductor manufacturing industry. The Company's ability to compete will depend, in part, on its ability to develop and introduce more advanced systems at competitive prices and on a cost-effective basis so as to enable its customers to integrate them into their operations either before or as they begin volume product manufacturing. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, the Company believes it is important to its future success to develop and sell new products that are compatible with 300mm manufacturing technology. If the Company's competitors introduce new technologies, its sales could decline and its existing products could lose market acceptance. The Company's success in developing, introducing, selling and supporting more advanced systems depends upon many factors, including:

    - component selection;

    - timely and efficient completion of product design and development;

    - timely and efficient implementation of manufacturing and assembly processes;

    - software development;

    - product performance in the field; and

    - effective sales, marketing, service and project management.

    Because the Company must commit resources to product development well in advance of sales, its product development decisions must anticipate technological advances by leading semiconductor manufacturers. The Company may not be successful in that effort. The Company's inability to select, develop, manufacture and market new systems or enhance its existing systems could cause it to lose its competitive position and could seriously harm its business.

THE COMPANY MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT AND TECHNICAL DIFFICULTIES THAT COULD DELAY NEW PRODUCT INTRODUCTIONS.

    Because the Company's systems are complex and have a large number of components, there can be a significant lag between the time the Company introduces a system and the time the Company begins to produce that system in volume. The Company has experienced delays in introducing some of its systems and enhancements, such as its new TurboStocker product, as well as certain technical and manufacturing difficulties with those systems and enhancements. As the level of sophistication of technology in the semiconductor industry increases, the Company has found it increasingly difficult to coordinate complex manufacturing equipment and software in its systems, to procure adequate supplies of specialized components, to train its technical and manufacturing personnel and to make the transition from low-volume to high-volume manufacturing of new products in a timely manner. The Company could experience similar delays and difficulties in the future. In addition, the Company must customize some of its systems to meet a customer's site or operating requirements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner could incur contract losses and late delivery penalties, impair its relationships with its customers, and seriously harm its business. In addition, the Company may incur substantial unanticipated costs to ensure that its new products function properly and reliably early in their life cycle, as in the case of its new TurboStocker. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. The Company may not be able to pass these costs on to its customers. Any of these events could seriously harm the Company's business.

FUTURE ACQUISITIONS MAY DISRUPT THE COMPANY'S OPERATIONS.

    The Company acquired Promis Systems in March 1999, the Company acquired Equipe and its European distributor, Chiptronix Handling Systems, in the first half of 1998 and the Company acquired Interval Logic Corporation in 1997. The Company actively pursues potential acquisitions, and any acquisition the Company makes could disrupt its operations and seriously harm its business. The Company may encounter difficulties in integrating the operations of acquired companies with its own operations. The Company may also be unable to successfully develop, market and sell their products. Any future acquisitions also pose additional risks, including:

    - diversion of the Company's management's attention;

    - loss of key employees of the acquired company;

    - interruptions in the sales efforts of the acquired company;

    - failure to integrate financial and accounting systems successfully;

    - significant acquisition and integration expenses; and

    - assumption of legal and other liabilities and risks.

    Any of these factors could seriously harm the Company's business. Moreover, these and future acquisitions may not produce the revenue, earnings or business synergies that the Company anticipated, and an acquired product, service or technology might not perform as the Company expected. Any such event could cause customer dissatisfaction and damage the Company's reputation.

    If the Company issues equity securities to pay for an acquisition, the ownership percentage of its existing stockholders would be reduced. If the Company uses cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund its operations or for other purposes. Acquisition financing may not be available on favorable terms, or at all. In addition, the Company may be required to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which could seriously harm its operating results.

THE COMPANY DEPENDS ON SUBCONTRACTORS AND ONE OR A FEW SUPPLIERS FOR SOME COMPONENTS AND MANUFACTURING PROCESSES.

    For some components or specialized processes that the Company use in its products, such as painting of system cabinets and enclosures, the Company depends on subcontractors or has available only one or a few suppliers. The Company's reliance on subcontractors gives it less control over the manufacturing process and exposes it to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. The Company intends in the near future to outsource additional aspects of its manufacturing operations to additional subcontractors and suppliers. The Company could experience disruption in obtaining components the Company needs for its products and may not be able to develop alternatives in a timely manner. If the Company is unable to obtain adequate deliveries of components for its products for an extended period of time, the Company may have to pay more for inventory, parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. The Company could also damage its relationships with customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm the Company's business.

THE COMPANY DEPENDS ON MORDECHAI WIESLER AND MITCHELL G. TYSON.

    The Company's future success depends significantly on the skills, experience and efforts of its founder, and Chairman of the Board, Mordechai Wiesler, and its President and Chief Executive Officer, Mitchell G. Tyson. The Company also depends on other executive officers and key personnel. Many of these individuals would be difficult to replace. The loss of Mr. Wiesler, Mr. Tyson or any other key person could seriously harm the Company's business.

THE COMPANY'S SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUE, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

    Complex software products like the Company's can contain errors or defects, particularly when the Company first introduces new products or when the Company releases new versions or enhancements. Defects or errors in current or future products, including FAbuilder, PROMIS, TransNet and Encore! software, could result in lost revenue or a delay in market acceptance, which would seriously harm its business and operating results. In the past, the Company has occasionally discovered software errors in its new software products and new releases after their introduction, and the Company expects that this will continue. Despite internal testing and testing by current and potential customers, the Company's current and future products may contain serious defects.

    Because many of the Company's customers use its products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to its customers and could significantly impair their operations. The Company's customers could seek to recover damages from it for losses related to any of these issues. A product liability claim brought against the Company, even if not successful, would likely be time consuming and costly to defend and could adversely affect the Company's marketing efforts.

THE COMPANY MAY BE UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY.

    The Company's success depends to a significant degree upon its patent for certain key elements of its AeroTrak monorail system, its other patents, its source code and its other proprietary technology. The steps the Company has taken to protect its technology may be inadequate. If so, the Company might not be able to prevent others from using what the Company regards as its technology to compete with it. For example, its patents could be challenged, invalidated or circumvented, and the rights the Company has under its patents could provide no competitive advantages. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect its proprietary technology to the same extent as the laws of the United States. Other companies could independently develop similar or superior technology without violating its proprietary rights. Any misappropriation of its technology or the development of competitive technology could seriously harm the Company's business.

    If the Company has to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

CLAIMS BY OTHERS THAT THE COMPANY INFRINGES THEIR PROPRIETARY TECHNOLOGY COULD HARM THE COMPANY'S BUSINESS.

    Third parties could claim that the Company's products or technology infringe their patents or other proprietary rights. Although the Company conducts patent searches to determine whether the technology used in its products infringes patents held by third parties, these searches are not comprehensive and may not reveal potential third party claimants. Any claim of infringement by a third party could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the Company's management from its business. Furthermore, a party making such a claim could secure a judgment that requires the Company to pay substantial damages. A judgment could also include an injunction or other court order that could prevent the Company from selling its products. Any of these events could seriously harm the Company's business.

    If anyone asserts a claim against the Company relating to proprietary technology or information, the Company might seek to license their intellectual property or to develop non-infringing technology. The Company might not be able to obtain a license on commercially reasonable terms or on any terms. Alternatively, the Company's efforts to develop non-infringing technology could be unsuccessful. The Company's failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent it from selling its products and could therefore seriously harm its business.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES.

    The market price of the Company's common stock has fluctuated widely and may continue to do so. For example, during fiscal year 2000 the closing price of its stock ranged from a high of $87.63 per share to a low of $18.25 per share. Many factors could cause the market price of the Company's common stock to rise and fall. These factors include:

    - variations in the Company's quarterly operating results;

    - announcements of technological innovations;

    - introduction of new products or new pricing policies by the Company or the Company's competitors;

    - announcements by the Company or the Company's competitors of significant customer orders;

    - acquisitions or strategic alliances by the Company or others in the Company's industry;

    - the hiring or departure of key personnel;

    - changes in the semiconductor industry cycle;

    - changes in market valuations of companies within the semiconductor industry; and

    - changes in estimates of the Company's performance or recommendations by financial analysts.

    When the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. On November 20, 2000, and November 22, 2000, the Company and three of its directors were named as defendants in two virtually identical lawsuits claiming, among other things, that the defendants violated securities laws and regulations by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuits. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and can give no assurance that they will not materially adversely affect the Company's financial condition or results of operations.

THE COMPANY MAY NEED ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

    The Company expects its existing cash and investment balances, funds available under its revolving credit facility agreement and cash generated from operations will be sufficient to meet its cash requirements to fund operations and expected capital expenditures during at least the next twelve months. After that, the Company may need to raise additional funds and the Company cannot be certain that the Company will be able to obtain additional financing on favorable terms, if at all. Further, if the Company issues additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds on acceptable terms, if and when needed, the Company may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated requirements, which could seriously harm its business.

PROVISIONS OF THE COMPANY'S CHARTER AND BY-LAWS AND MASSACHUSETTS LAW MAKE A TAKEOVER OF THE COMPANY MORE DIFFICULT.

    The Company's basic corporate documents, its stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of the company, even if a change of control would be beneficial to its stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management of the Company anticipates that the adoption of SFAS No. 133, as amended, will not have a material impact on the Company's consolidated results of operations or financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is still evaluating SAB 101 and its impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY AND EXCHANGE RATE RISK

    The Company conducts a portion of its business outside the United States through its foreign subsidiaries. The Company has foreign currency exposure related to its operations in international markets, where it transacts some business in foreign currencies, and accordingly the company is exposed to adverse movements in foreign currency exchange rates. The Company's foreign subsidiaries maintain their accounting records in local currencies. Consequently, changes in currency exchange rates may affect the translation of foreign statements of operations into U.S. dollars, which may in turn affect the company's consolidated statement of operations. The functional currency is the U.S. dollar for all of the Company's subsidiaries, and therefore, translation gains and losses are included as a component of net income or loss. Substantially all of the Company's revenue is invoiced and collected in U.S. dollars.

    At September 30, 2000 the Company had no outstanding forward currency contracts.

    Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company currently does not use financial instruments for trading or hedging purposes, due to its limited exposure in these areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and Financial Statement Schedule as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000 are included in Items 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers" contained in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders expected to be filed with the Securities and Exchange Commission on or before January 26, 2001 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of September 30, 2000 and 1999

Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts

    Schedules not included herein are omitted because they are not applicable or the required information appears in the consolidated financial statements or notes thereto.

    (3) Exhibits

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        2.1             Agreement and Plan of Reorganization, dated as of October
                        25, 1997, among PRI Automation, Inc., E-Acquisition Corp.,
                        Equipe Technologies, Inc. and certain Stockholders of Equipe
                        Technologies, Inc. (filed as Exhibit 10.19 to the Company's
                        Current report on form 8-K on November 10, 1997, and
                        incorporated herein by reference).

        2.2             Stock Purchase Agreement, dated as of October 25, 1997 among
                        PRI Automation, Inc. and the Shareholders of E-Machine, Inc.
                        (filed as Exhibit 10.20 to the Company's Current Report on
                        Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        2.3 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe
                        Japan Corporation (filed as Exhibit 10.21 to the Company's
                        Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        2.4             Stock Purchase Agreement dated as of May 19, 1998 by and
                        between the Company and the Shareholders of Chiptronix
                        Handling Systems GmbH and of Chiptronix GmbH (filed as
                        Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        2.5             Combination Agreement dated as of November 24, 1998 between
                        PRI Automation, Inc., 1325949 Ontario Inc. and Promis
                        Systems Corporation Ltd. (filed as Exhibit 2.1 to the
                        Company's Registration Statement S-3 filed on December 24,
                        1998 and incorporated herein by reference).

        3.1             Restated Articles of Organization and amendments thereto.**

        3.2             Amended and Restated By-Laws of the Company (filed as
                        Exhibit 3.4 to the Company's Registration Statement on Form
                        S-1, File No. 33-81836 and incorporated herein by
                        reference).

        4.1             Specimen certificate for the Common Stock of the Company
                        (filed as Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        4.2             Rights Agreement dated as of December 9, 1998, between PRI
                        Automation, Inc. and State Street Bank and Trust Company, as
                        Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on November 25, 1998 and incorporated herein by
                        reference).

        4.3             Form of Rights Certificate (filed as Exhibit 4.3 to the
                        Company's Form 8-K filed on November 25, 1998 and incorporated herein by reference).

        4.4             Plan of Arrangement under Section 192 of the Canada Business
                        Corporations Act of Promis Systems Corporation Ltd. dated
                        March 2, 1999 (filed as Exhibit 99.1 to the Company's
                        Registration Statement on Form S-3, File No. 333-69721 and
                        incorporated herein by reference).

        4.5             Voting and Exchange Trust Agreement among the Company,
                        1325949 Ontario Inc., Promis Systems Corporation Ltd. And
                        Montreal Trust Company of Canada, as trustee dated March 2,
                        1999 (filed as Exhibit 99.2 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        4.6             Support Agreement among the Company, 1325949 Ontario Inc.
                        and Promis Systems Corporation Ltd. dated March 2, 1999
                        (filed as Exhibit 99.3 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

       10.1*            1994 Incentive and Non-Qualified Stock Option Plan of the
                        Company (filed as Exhibit 10.5 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836 and incorporated
                        herein by reference).

       10.2*            PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of
                        the Company, as amended.**

       10.3*            Promis Systems Corporation Ltd. Amended and Restated Stock
                        Option Plan dated September 30, 1998 (filed as Exhibit 4.4 to the Company's Form S-8 filed on March 9, 1999 and incorporated herein by reference).

       10.4 Management Agreement dated as of November 30, 2000 by and between the Company and Wan Keun Lee as the majority shareholder of Shinsung Eng Co. Ltd.**

       10.5             Bond Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd.**

       10.6 Share Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd.**

       10.7*            PRI Automation, Inc. 2000 Employee Stock Purchase Plan
                        (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-8, File No. 333-33894 and incorporated herein by reference).

       10.8*            PRI Automation, Inc. 2000 Stock Option Plan, as amended.**

       10.9* Form of Retention Agreement dated October 23, 2000 between the Company and each of its executive officers and certain other officers.**

       10.10            Lease Agreement dated as of May 5, 1994, by and between the
                        Company and The Prudential Insurance Company of America
                        (filed as Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836 and incorporated
                        herein by reference).

       10.11            Lease Agreement dated as of May 28, 1996 by and between 170
                        University (Toronto) Partnership and Promis Systems
                        Corporation Ltd. (filed as Exhibit 10.24 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1999 and incorporated herein by reference).

       10.12            Lease agreement dated as of March 9, 1998 by and between the
                        Company and Lincoln-Whitehall Realty, L.L.C. (filed as
                        Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 29, 1998 and incorporated herein by reference).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
       10.13            Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit 10.25 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 28, 1998 and incorporated herein by reference).

       10.14            Lease Agreement dated as of October 22, 1999 by and between the Company and Spieker Properties, L.P. (filed as Exhibit
                        10.25 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended January 2, 2000 and incorporated herein by
                        reference).

       10.15            Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank (filed as
                        Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

       10.16            First Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of March 31, 2000 (filed as
                        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended April 2, 2000 and incorporated herein by reference).

       10.17            Second Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of December 31, 2000**

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

       27.1             Financial Data Schedule**

------------------------

*   management contracts and compensatory arrangements

**  filed herewith

(B) REPORTS ON FORM 8-K

    None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PRI Automation, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of PRI Automation, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts

November 21, 2000, except as to the information

presented in Note V, which is as of December 14, 2000

                              PRI AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 92,484   $ 51,865
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,881 at 2000 and $2,646 at 1999...........    73,019     31,436
  Contracts in progress.....................................    23,668      6,018
  Inventories...............................................    59,104     28,351
  Other current assets......................................     2,686      7,063
                                                              --------   --------
    Total current assets....................................   250,961    124,733
Property and equipment, net.................................    24,065     19,128
Other assets, net...........................................     1,898      2,691
                                                              --------   --------
    Total assets............................................  $276,924   $146,552
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 28,536   $ 16,900
  Accrued expenses and other liabilities....................    32,479     16,396
  Current portion of obligation under capital lease.........       330        570
  Billings in excess of revenues and customer advances......    11,986     11,931
                                                              --------   --------
    Total current liabilities...............................    73,331     45,797
Obligation under capital lease..............................       125        411
Other non-current liabilities...............................       671        788

Commitments and contingencies (Notes F, I and T)

Minority interest...........................................       150         56

Stockholders' equity:
  Preferred stock, 400,000 shares authorized; none
    outstanding.............................................        --         --
  Common stock, $.01 par value; 75,000,000 shares
    authorized; 25,011,938 and 22,265,676 issued and
    outstanding at September 30, 2000 and 1999,
    respectively............................................       250        223
  Additional paid-in capital................................   252,542    141,469
  Accumulated deficit.......................................   (50,145)   (42,192)
                                                              --------   --------
    Total stockholders' equity..............................   202,647     99,500
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $276,924   $146,552
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net revenue:
  Product and equipment.....................................  $258,755   $100,074   $171,791
  Services and maintenance..................................    41,017     36,222     31,754
                                                              --------   --------   --------
    Total net revenue.......................................   299,772    136,296    203,545
Cost of revenue:
  Product and equipment.....................................   175,645     63,850    105,342
  Services and maintenance..................................    28,954     19,904     19,413
                                                              --------   --------   --------
    Total cost of revenue:..................................   204,599     83,754    124,755
                                                              --------   --------   --------
Gross profit................................................    95,173     52,542     78,790
Operating expenses:
  Research and development..................................    54,568     45,480     44,509
  Selling, general and administrative.......................    49,885     38,642     46,787
  Acquired in-process research and development..............        --         --      8,417
  Merger costs and special charges..........................        --      6,375     10,091
                                                              --------   --------   --------
Operating loss..............................................    (9,280)   (37,955)   (31,014)
Other income, net...........................................     2,554      2,935        625
                                                              --------   --------   --------
Loss before income taxes....................................    (6,726)   (35,020)   (30,389)
Provision for (benefit from) income taxes...................     1,227      1,065     (7,766)
                                                              --------   --------   --------
Net loss....................................................  $ (7,953)  $(36,085)  $(22,623)
                                                              ========   ========   ========

Net loss per common share, basic and diluted................  $  (0.34)  $  (1.67)  $  (1.08)
Weighted average number of shares outstanding basic and
  diluted...................................................    23,645     21,628     20,988

Unaudited pro forma net loss per common share:
Historical net loss.........................................                        $(22,623)
Adjustment to Equipe income tax expense to convert from
  S-corporation to C-corporation status.....................                          (1,156)
                                                                                    --------
Unaudited pro forma net loss................................                        $(23,779)
                                                                                    ========
Unaudited pro forma net loss per common share, basic and
  diluted...................................................                        $  (1.13)

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                             RETAINED      ACCUMULATED
                                           COMMON STOCK       ADDITIONAL     EARNINGS         OTHER           TOTAL
                                        -------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                         SHARES     AMOUNT     CAPITAL       DEFICIT)     INCOME (LOSS)      EQUITY
                                        --------   --------   ----------   ------------   -------------   -------------
Balance, September 30, 1997...........   20,730      $207      $111,925      $ 28,893          $ 2           $141,027
Exercise of stock options.............      178         2         1,050                                         1,052
Tax benefit on exercise of stock
  options.............................                              439                                           439
Issuance of common stock in connection
  with the Employee Stock Purchase
  Plan................................      115         1         1,574                                         1,575
Distributions to shareholders of
  Equipe..............................                                         (4,507)                         (4,507)
Adjustment of retained earnings for
  S-corporation earnings of Equipe....                            5,911        (5,911)
Issuance of common stock in connection
  with the acquisition of ILC.........      111         1         5,915                                         5,916
Stock options assumed in connection
  with the acquisition of ILC.........                            2,015                                         2,015
Reduction in paid-in-capital for
  contingent consideration............                           (1,364)                                       (1,364)
Issuance of common stock in connection
  with the pooling of interests with
  Chiptronix..........................      105         1            12                                            13
Acquired accumulated deficit from
  Chiptronix..........................                                         (1,556)                         (1,556)
Tax benefit from Chiptronix
  acquisition.........................                            1,591                                         1,591
Adjustment to conform fiscal year of
  Promis..............................       (3)                    (33)         (403)                           (436)
Comprehensive loss:
  Net loss............................                                        (22,623)                        (22,623)
  Other comprehensive loss:
    Change in unrealized gain on
      securities......................                                                          (2)                (2)
                                                                                                             --------
Total comprehensive loss..............                                                                        (22,625)
                                         ------      ----      --------      --------          ---           --------
Balance, September 30, 1998...........   21,236       212       129,035        (6,107)          --            123,140
Exercise of stock options.............      859         9        10,091                                        10,100
Issuance of common stock in connection
  with the Employee Stock Purchase
  Plan................................      171         2         2,385                                         2,387
Stock-based compensation..............                              236                                           236
Reduction in paid-in-capital for
  contingent consideration............                             (278)                                         (278)
Comprehensive loss:
  Net loss............................                                        (36,085)                        (36,085)
                                         ------      ----      --------      --------          ---           --------
Balance, September 30, 1999...........   22,266       223       141,469       (42,192)          --             99,500
Exercise of stock options.............    1,091        11        18,030                                        18,041
Issuance of common stock in connection
  with the Employee Stock Purchase
  Plan................................      164         1         3,261                                         3,262
Issuance of common stock in connection
  with offering (net of expenses of
  $5.5 million).......................    1,491        15        89,890                                        89,905
Reduction in paid-in-capital for
  contingent consideration............                             (108)                                         (108)
Comprehensive loss:
  Net loss............................                                         (7,953)                         (7,953)
                                         ------      ----      --------      --------          ---           --------
Balance, September 30, 2000...........   25,012      $250      $252,542      $(50,145)          --           $202,647
                                         ======      ====      ========      ========          ===           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows (used in) provided by operating activities:
  Net loss..................................................  $ (7,953)  $(36,085)  $(22,623)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization expense...................     9,870      8,679      8,307
    Provision for write-down of inventories.................     7,759        785     12,389
    Provision for bad debts.................................       683       (523)     1,724
    Deferred income taxes...................................        --      8,391     (5,329)
    Tax benefit related to stock options....................        --         --        439
    Net loss on disposal of assets..........................        34         54      2,042
    Stock-based compensation................................        --        236         --
    Amortization of premiums or discounts on marketable
     securities.............................................        --         --         42
    Translation (gains) losses, net.........................       721       (854)     1,086
    Minority interests in income (losses) of subsidiaries...        94       (143)        --
    Write-off of acquired in-process research and
     development............................................        --         --      8,417
    Changes in operating assets and liabilities:
      Trade accounts receivable.............................   (42,353)     3,726     46,386
      Contracts in progress.................................   (17,650)     2,999      6,446
      Inventories...........................................   (38,512)    (1,642)    (5,739)
      Other assets..........................................     3,874         34     (5,984)
      Accounts payable......................................    12,042      4,760    (12,050)
      Accrued expenses and other liabilities................    15,822      1,916     (4,605)
      Billings in excess of revenues and customer
       advances.............................................        59     (2,795)     6,889
                                                              --------   --------   --------
Net cash (used in) provided by operating activities.........   (55,510)   (10,462)    37,837
Cash flows (used in) provided by investing activities:
  Proceeds from the sale of marketable securities...........        --         --      6,867
  Proceeds from maturities of marketable securities.........        --         --      2,035
  Purchases of marketable securities........................        --         --     (5,798)
  Purchases of intangible assets............................        --       (305)      (112)
  Proceeds from sale of property and equipment..............        --          9         24
  Purchases of property and equipment.......................   (13,736)    (6,249)   (13,665)
  Cash paid for contingent consideration....................      (108)      (278)    (1,364)
  Net effect on cash balances from Chiptronix acquisition...        --         --        246
  Net effect on cash balances from MASE acquisition.........        --         --     (1,533)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (13,844)    (6,823)   (13,300)
Cash flows (used in) provided by financing activities:
  Proceeds from common stock offering, net..................    89,905         --         --
  Repayments of borrowings..................................        --         --     (1,913)
  Proceeds from borrowings under capital lease
    obligations.............................................        --         --      1,001
  Repayment of capital lease obligations....................      (526)      (551)      (758)
  Proceeds from minority shareholders.......................        --        199         --
  Distributions to shareholders of Equipe...................        --         --     (4,507)
  Repayments under line of credit...........................        --        (11)        --
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan...........................................    21,303     12,487      2,627
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........   110,682     12,124     (3,550)
Adjustment to conform fiscal years of Promis and Equipe.....        --         --        (50)
Effect of changes in exchange rates on cash.................      (709)       (21)      (642)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    40,619     (5,182)    20,295
Cash and cash equivalents at beginning of year..............    51,865     57,047     36,752
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 92,484   $ 51,865   $ 57,047
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest expense........................................  $     92   $    125   $    155
    Income taxes (net)......................................  $ (4,846)  $    908   $  8,730
  Non-cash transactions:
    Property and equipment acquired under capital leases....  $     56         --         --

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS:

    PRI Automation, Inc. ("PRI" or the "Company") is a leading global supplier of advanced automation systems and software to the semiconductor industry. The Company offers complete and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and OEM semiconductor equipment suppliers. PRI's factory automation systems and software help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility ("fab" or "fabs"), improving productivity and increasing the manufacturer's return on investment. The Company's tool automation systems and software, offer high-performance and reliability for OEM process tool manufacturers, allowing them to focus on developing next generation process technology. PRI also provides automation services, including equipment layout and design, fab simulation, project management, installation and on-site support. The Company is subject to risks and uncertainties common to companies in the semiconductor industry including, but not limited to: the highly cyclical nature of the semiconductor industry leading to recurring periods of over-supply; rapid technological change and the development by the Company or its competitors of new technological innovations; dependence on key personnel; the protection of proprietary technology; management of inventory and manufacturing capacity; fluctuations in operating results; doing business in Asian and European markets and related currency risks; competitive pressure on selling prices; the timing and cancellation of customer orders; and the Company's ability to absorb and manage acquisitions.

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

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents consist of commercial paper, money market mutual funds, and other short term investments with maturities of three months or less.

MARKETABLE SECURITIES

    Current marketable securities include all investments with remaining maturities of twelve months or less. The Company classifies all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date with net unrealized holding gains and losses included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method. The Company did not hold any marketable securities as of September 30, 2000 and 1999. Gross realized gains and losses from marketable securities for the year ended September 30, 1998 were $1,000. Interest income included in other income, net was $3,376,000, $2,233,000 and $1,991,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

OFF-BALANCE SHEET RISK

    The Company, in prior years, entered into forward contracts in Canadian dollars to hedge the expected operating expenses of its Canadian subsidiary that were denominated in Canadian dollars. These contracts were used to mitigate the Company's risk associated with exchange rate movements, as gains and losses on these contracts were intended to offset exchange losses and gains on underlying cost exposures. These contracts did not qualify for hedge accounting. The contract periods, which did not exceed sixteen months, expired monthly through December 1999. Both realized and unrealized gains and losses on the contracts were classified as components of other income, net, in the consolidated statement of operations. At September 30, 1999 the notional amount of outstanding forward currency contracts was $1,914,000, which was marked to market and recognized in the consolidated statements of operations. There were no outstanding contracts at September 30, 2000. Net realized gains/losses were immaterial for all periods presented.

RETAINAGES

    Accounts receivable include certain amounts which are not due until final customer acceptance or until contract provisions allow for billing. Such retainages were approximately $9,406,000 and $9,605,000 at

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
September 30, 2000 and 1999, respectively. The retainages are expected to be collected within the next twelve months.

CONTRACTS IN PROGRESS

    Contracts in progress include costs and estimated profits under incomplete contracts accounted for using the percentage-of-completion method, net of amounts billed. These amounts are expected to be collected within the next twelve months as units are delivered. Amounts billed at September 30, 2000 and 1999 were $49,525,000 and $7,701,000, respectively.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. As of September 30, 2000, two customers have amounts owing the Company amounting to 10% or greater of the total accounts receivable balance. These two customers accounted for 18% and 12% of gross accounts receivable for fiscal year 2000. During fiscal year 2000, revenue from two customers each accounted for 14% and 12% of the Company's revenue. In fiscal year 1999 and 1998, revenue for one customer accounted for 21% and 19% of total revenue, respectively.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using the expected tax rates in the year in which the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Equipe Technologies, Inc. and one of the related companies, E-Machine, Inc., elected to be treated as an S-corporation under the provisions of the Internal Revenue Code, prior to their acquisition by the Company, and as such, the shareholders of Equipe Technologies, Inc. and E-Machine, Inc. were liable for individual federal and certain state income taxes on their allocated portions of the respective company's taxable income. Accordingly, U.S. income tax expense related to Equipe Technologies, Inc. and E-Machine, Inc. was not recorded by the Company for all periods through January 22, 1998, the date of consummation of the merger with the Company (see Note O).

INVENTORIES

    Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of property and equipment are primarily provided using the straight-line method over the estimated useful lives of the assets. The amortization of assets recorded under capital

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) leases is included in depreciation and amortization expense. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. The Company periodically assesses its property and equipment for impairment. The company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

OTHER ASSETS

    Goodwill, included in other assets, represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight line basis over ten years. Goodwill was fully amortized as of September 30, 1999. Additionally, other intangible assets are amortized on a straight line basis over the estimated useful lives of the assets ranging from two to five years. Management reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected future cash flows from such assets. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, and economic projections and undiscounted cash flows. Management believes that no significant impairment has occurred.

BILLINGS IN EXCESS OF REVENUES

    Billings in excess of revenues include amounts billed on incomplete contracts, accounted for using the percentage-of-completion method net of costs and estimated profits recognized, and customer service contracts paid in advance.

REVENUE RECOGNITION

    For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue on product sales is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $72,927,000, $23,383,000 and $54,999,000 during fiscal years 2000,
1999, and 1998, respectively. Revenue from product sales not recognized under the percentage-of-completion method is generally recorded upon shipment to the customer, provided that no significant vendor obligations remain outstanding and that collection of the related receivable is deemed probable by management. Software license revenue is recognized upon delivery of the software and completion of a written agreement with the customer, provided fees are fixed or determinable, and collectibility of the related receivable is deemed probable by management. Revenues from training and consulting are recognized as services are performed. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Additionally, the Company accrues for warranty costs upon shipment. Product and equipment net revenue includes revenue from all equipment sales, installation, project management and software licenses. Service and maintenance net revenue consists of service contracts, spare part sales, repairs and upgrades, software maintenance contracts and consulting and training services.

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

FOREIGN CURRENCY TRANSLATION

    The Company's functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year, except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the period, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in the consolidated statements of operations as other income or expense.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion 25 and has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed pro forma net loss and pro forma net loss per share in the footnotes using the fair value based method.

NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding. For all years presented basic and dilutive earnings per share are equivalent since potential common shares from the exercise of stock options are anti-dilutive.

COMPREHENSIVE LOSS

    The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss is equal to net loss for fiscal years 2000 and 1999. For fiscal year 1998 comprehensive loss included an unrealized loss in marketable securities of $2,000.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement

                              PRI AUTOMATION, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management of the Company anticipates that the adoption of SFAS No. 133, as amended, will not have a material impact on the Company's consolidated results of operations or financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is still evaluating SAB 101 and its impact.

C. CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consisted of the following at September 30:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Cash on hand and deposited with banks.....................  $ 7,450    $15,638
Money market funds........................................   38,431     36,179
Short term investments....................................   46,603         --
Time deposits.............................................       --         48
                                                            -------    -------
                                                            $92,484    $51,865
                                                            =======    =======

D. INVENTORIES:

    Inventories consisted of the following at September 30:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $43,981    $16,492
Work-in-process...........................................    6,248      5,804
Finished goods............................................    8,875      6,055
                                                            -------    -------
                                                            $59,104    $28,351
                                                            =======    =======

                              PRI AUTOMATION, INC.

E. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at September 30:

                                              DEPRECIABLE LIFE              2000       1999
                                     -----------------------------------  --------   --------
                                                                            (IN THOUSANDS)
Machinery and equipment............  2-7 years                            $ 41,232   $ 31,259
Furniture and fixtures.............  5-7 years                               7,415      6,479
Leasehold improvements.............  Shorter of life of lease or useful
                                     life                                    8,583      5,883
                                                                          --------   --------
                                                                            57,230     43,621
Accumulated depreciation and
  amortization.....................                                        (33,165)   (24,493)
                                                                          --------   --------
                                                                          $ 24,065   $ 19,128
                                                                          ========   ========

    Depreciation expense was $8,245,000, $7,364,000, and $6,691,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Machinery and equipment under capital leases totaled $2,550,000, and $3,415,000 as of September 30, 2000, and 1999, respectively. Accumulated amortization of these assets was $1,664,000 and $1,822,000 as of September 30, 2000 and 1999,
respectively.

F. LEASE COMMITMENTS:

    The Company leases manufacturing and office facilities and equipment under noncancelable operating and capital leases expiring through the year 2011 (see Notes E and K). Rent expense under operating leases was $5,651,000, $4,418,000, and $4,343,000 for fiscal years 2000, 1999, and 1998, respectively.

    At September 30, 2000, future minimum payments, required under all noncancelable operating and capital leases were as follows:

                                                             OPERATING   CAPITAL
FISCAL YEAR                                                   LEASES      LEASES
-----------                                                  ---------   --------
                                                                (IN THOUSANDS)
2001.......................................................   $ 6,173      $420
2002.......................................................     7,361       101
2003.......................................................     6,460        14
2004.......................................................     4,921        14
2005.......................................................     4,041        --
2006 and thereafter........................................    16,670        --
                                                              -------      ----
Total minimum lease payments...............................   $45,626      $549
                                                              =======
Less: amount representing interest.........................                  94
                                                                           ----
Present value of minimum lease payments....................                $455
                                                                           ====

                              PRI AUTOMATION, INC.

G. ACCRUED EXPENSES AND OTHER LIABILITIES:

    The significant components of accrued expenses and other liabilities consisted of the following at September 30:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued expenses..........................................  $ 9,385    $ 7,295
Accrued compensation......................................    9,910      4,718
Warranty and contract loss reserves.......................   13,184      4,383
                                                            -------    -------
                                                            $32,479    $16,396
                                                            =======    =======

H. STOCKHOLDERS' EQUITY:

STOCK OPTIONS

    During 1984, the Board of Directors voted to adopt the 1984 Incentive Stock Option Plan (the "1984 Option Plan") and subsequently reserved 1,050,000 shares of its authorized common stock for issuance under this plan. On March 17, 1994, the Board of Directors approved the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") and reserved 810,000 shares of common stock for issuance under this plan. At the Company's annual stockholder meeting held on January 26, 1996, the shareholders voted to increase the number of shares authorized for issuance under the 1994 Option Plan to 1,810,000 shares. In 1997 the Board of Directors voted to adopt the 1997 Non-Incentive Stock Option Plan (the "1997 Option Plan") which authorizes the issuance of non-qualified options to purchase up to an aggregate of 1,400,000 shares of common stock. The Board of Directors has also granted non-qualified options to directors of the Company. Additionally, the Company assumed Promis's obligations under its Amended and Restated Stock Options Plan dated September 30, 1998. The Promis plan reserved 290,895 options, as converted, for available grants by the Company's Board of Directors.

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

    On November 30, 1999 the Board of Directors voted to adopt the 2000 Stock Option Plan (the "2000 Option Plan") and subsequently reserved 400,000 shares of its authorized common stock for issuance under this plan. In addition, the 2000 Option Plan provides that up to a maximum of 600,000 shares not required to be reserved for issuance upon exercise of options granted under the 1994 Option Plan will be added to the shares reserved under the 2000 Options Plan. The plan was subsequently approved by stockholders on March 10, 2000.

    Incentive stock options generally vest over five years and expire six years after issuance. Non-qualified stock options generally vest between zero and five years and expire between five and ten years after issuance.

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)

    Information with respect to option activity for the fiscal years 1998, 1999 and 2000 is as follows:

                                                    NUMBER OF    WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Outstanding at September 30, 1997.................   1,854,288        $13.62
  Granted.........................................   3,759,160         20.24
  Canceled........................................  (1,894,464)        27.26
  Exercised.......................................    (173,314)         5.80
                                                    ----------
Outstanding at September 30, 1998.................   3,545,670         13.78
  Granted.........................................   1,532,805         32.37
  Canceled........................................    (460,354)        17.24
  Exercised.......................................    (858,734)        11.76
                                                    ----------
Outstanding at September 30, 1999.................   3,759,387         19.17
  Granted.........................................   1,949,850         49.95
  Canceled........................................    (730,919)        28.39
  Exercised.......................................  (1,091,392)        16.53
                                                    ----------
Outstanding at September 30, 2000.................   3,886,926        $33.53
                                                    ==========

    Summarized information about stock options outstanding at September 30, 2000 is as follows:

                                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                    -----------------------------   ----------------------------
                                                      WEIGHTED
                                                      AVERAGE         WEIGHTED                       WEIGHTED
                                                     REMAINING        AVERAGE                        AVERAGE
         RANGE OF                       NUMBER      CONTRACTUAL    EXERCISE PRICE     NUMBER      EXERCISE PRICE
     EXERCISE PRICES                  OUTSTANDING   LIFE (YEARS)        ($)         EXERCISABLE        ($)
     ---------------                  -----------   ------------   --------------   -----------   --------------
$ 7.25      --      $14.75   .......   1,026,409        3.67           $14.05         376,056         $13.43
 15.13      --       28.44   .......   1,020,583        4.16            24.65         467,567          23.60
 28.50      --       47.38   .......   1,444,159        5.43            44.58         128,446          45.00
 48.07      --       85.68   .......     395,775        5.52            66.66          27,148          68.69
                                       ---------                                      -------
$ 7.25      --      $85.68   .......   3,886,926        4.64           $33.53         999,217         $23.74

    At September 30, 1999 and 1998 options exercisable were 1,025,154 and 822,914, respectively.

    On October 29, 1997, the Company granted Interval Logic Corporation common stock options ("ILC options") in accordance with the Board of Directors' adoption of the 1997 Interval Logic Corporation Incentive and Non-Qualified Stock Option Plan, and reserved 5,000,000 shares of ILC authorized common stock. ILC is a subsidiary of the Company engaged in the development of the Leverage advanced planning and scheduling software product for semiconductor fabs. These options give ILC employees the option to purchase ILC common shares at exercise prices of $0.10 through $1.00. The options vest over four years and expire after ten years.

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)
    Information with respect to the ILC options activity for fiscal years 1998, 1999 and 2000 is as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at September 30, 1997..................         --        $  --
  Granted..........................................  2,445,250         0.10
  Canceled.........................................   (430,000)        0.10
  Exercised........................................         --           --
                                                     ---------
Outstanding at September 30, 1998..................  2,015,250         0.10
  Granted..........................................    391,750         0.19
  Canceled.........................................   (154,765)        0.11
  Exercised........................................    (24,018)        0.10
                                                     ---------
Outstanding at September 30, 1999..................  2,228,217         0.11
  Granted..........................................    434,000         1.00
  Canceled.........................................   (244,741)        0.48
  Exercised........................................    (52,159)        0.10
                                                     ---------
Outstanding at September 30, 2000..................  2,365,317        $0.24
                                                     =========

    Summarized information about ILC stock options outstanding at September 30, 2000 is as follows:

                                                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                  -----------------------------   ----------------------------
                                                    WEIGHTED
                                                    AVERAGE         WEIGHTED                       WEIGHTED
                                                   REMAINING        AVERAGE                        AVERAGE
        RANGE OF                      NUMBER      CONTRACTUAL    EXERCISE PRICE     NUMBER      EXERCISE PRICE
    EXERCISE PRICES                 OUTSTANDING   LIFE (YEARS)        ($)         EXERCISABLE        ($)
------------------------            -----------   ------------   --------------   -----------   --------------
         $0.10             .......   1,998,417        7.23            $0.10        1,439,535         $0.10
          1.00             .......     366,900        9.29             1.00            2,500          1.00
                                     ---------                                     ---------
$0.10      --      $1.00   .......   2,365,317        7.55            $0.24        1,442,035         $0.10

    At September 30, 1999 there were 938,632 ILC stock options exercisable. There were no ILC stock options exercisable at September 30, 1998.

EMPLOYEE STOCK PURCHASE PLAN

    Since May 1994, the Company has offered an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at either the beginning or the end of each six month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. The Company, in 1994, had reserved 450,000 shares of common stock for issuance to eligible employees. The Company reserved 70,000 additional shares of common stock, under its existing plan during fiscal year 2000, and also adopted a new plan under which it reserved 350,000 shares. Shares purchased during fiscal years 2000, 1999 and 1998, were 164,120, 171,436, and 114,996 respectively, at average prices ranging from $9.78 to $28.90 per share. Shares available for future purchase under the ESPP totaled 239,402 at September 30, 2000.

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)
STOCK-BASED COMPENSATION PLANS

    All stock option awards are granted at fair market value, accordingly no compensation expense has been recognized for options granted to employees and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for options granted and shares purchased under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss and net loss per diluted share for the years ended September 30 would have been as follows:

                                                   2000       1999       1998
                                                 --------   --------   --------
Net loss:
  As Reported..................................  $ (7,953)  $(36,085)  $(22,623)
  Pro Forma....................................   (27,397)   (50,304)   (28,816)
Net loss per share:
  Basic
    As Reported................................     (0.34)     (1.67)     (1.08)
    Pro Forma..................................     (1.16)     (2.33)     (1.37)
  Diluted
    As Reported................................     (0.34)     (1.67)     (1.08)
    Pro Forma..................................     (1.16)     (2.33)     (1.37)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years, because SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

    The estimated weighted average fair value of options granted in fiscal year 2000, 1999, and 1998 to purchase the Company's common stock, were $35.42, $16.86, and $12.78, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2000                 1999                 1998
                                                ------------------   ------------------   ------------------
Expected life (years) stock options...........          5                    5                    5
Expected life (years) ESPP....................         0.5                  0.5                  0.5
Risk-free interest rate.......................     6.09%--6.65%         4.59%--5.86%         5.42%--5.74%
Volatility....................................         85%                  71%                  67%
Dividend yield................................          0                    0                    0

    The fair value of ILC options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of one to four years, risk-free interest rate of 6.09%-6.65%, volatility of 85% and dividend yield of 0. The estimated weighted average fair value of options granted in fiscal year 2000 and 1999 was $0.54 and $0.13, respectively.

                              PRI AUTOMATION, INC.

H. STOCKHOLDERS' EQUITY: (CONTINUED)
RIGHTS AGREEMENT

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

I. CONTINGENT LIABILITY:

    At September 30, 2000, the Company had a contingent liability of approximately $0.9 million. In 1993, Promis purchased the business assets and assumed selected liabilities of Palette Systems, Inc., a Canadian company (the "sellers"). The purchase price of approximately $9.9 million consisted of $5.5 million in cash and 59,889 exchangeable common shares, as converted at the common stock exchange ratio, of the Company, valued at $73.91 per common share. At the time of the acquisition, Promis agreed that on April 7, 1998 it would pay additional cash consideration to the sellers of an amount equal to the amount by which approximately $4.0 million exceeded the market value of the common shares owned by the sellers on April 7, 1998.

    On March 29, 1996, Promis made a formal claim against the sellers pursuant to the dispute resolution provisions of the original purchase and sale agreement. The sellers filed certain counterclaims against Promis. In 1997, Promis and the sellers reached a settlement of the dispute. The settlement provided that commencing on April 7, 1998 Promis would pay additional cash to the sellers in an amount equal to the amount by which the market value of 59,889 exchangeable common shares, on each of the agreed-upon payment dates, is less than $73.91 per common share. As part of the settlement, half the additional cash consideration was payable on April 7, 1998, with the remaining half due in 20 quarterly installments commencing on July 7, 1998 through April 7, 2003. Under the terms of the settlement agreement, the sellers are restricted as to the number of shares of the Company's common stock which can be sold in any quarter prior to April 7, 2003.

    Since the payment of additional consideration is determined based on the Company's share price at various future dates, any consideration in addition to that paid to date will be recorded as a reduction in additional paid-in capital of the Company as the amounts become determinable. The Company's contingent liability as of September 30, 2000, calculated based on the market value of the Company's common stock at September 30, 2000, is approximately $0.9 million.

                              PRI AUTOMATION, INC.

J. INCOME TAXES:

    The following summarizes the Company's provision for (benefit from) income taxes for the years ended September 30:

                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current tax (benefit) provision:
  Federal.........................................   $   78    $(7,667)   $(2,806)
  State...........................................      221         21         17
  Foreign.........................................      928        320        267
                                                     ------    -------    -------
Total current (benefit) provision.................    1,227     (7,326)    (2,522)
Deferred provision (benefit):
  Federal.........................................       --      4,570     (3,349)
  State...........................................       --      2,643     (1,895)
  Foreign.........................................       --      1,178         --
                                                     ------    -------    -------
Total deferred provision (benefit)................       --      8,391     (5,244)
                                                     ------    -------    -------
Total provision for (benefit from) income taxes...   $1,227    $ 1,065    $(7,766)
                                                     ======    =======    =======

    The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

                                                      2000        1999        1998
                                                    --------    --------    --------
U.S. federal income tax statutory rate............   (34.0)%     (34.0)%     (34.0)%
Change in valuation allowance.....................    60.5        43.4         0.0
State income taxes, net of federal benefit........     2.8        (0.4)       (2.6)
Foreign rate differential.........................    (8.5)       (0.1)        0.6
U.S. and foreign tax credits......................    (5.9)       (9.6)       (2.1)
S-corporation income of Equipe....................     0.0         0.0        (1.4)
Acquisition costs not deductible for tax
  purposes........................................     0.0         3.9        14.3
Other.............................................     3.3        (0.2)       (0.4)
                                                     -----       -----       -----
Effective tax rate................................    18.2%        3.0%      (25.6)%
                                                     =====       =====       =====

                              PRI AUTOMATION, INC.

J. INCOME TAXES: (CONTINUED)
    At September 30, the components of net deferred tax assets (liabilities) were as follows:

                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Gross deferred tax assets:
  Accruals and reserves.................................  $ 10,819   $  5,047
  Intangible assets.....................................     2,135      2,338
  Tax credits...........................................     8,376      6,890
  Canadian R&D and capital cost allowances..............     8,709      9,884
  Net operating losses..................................    22,777     10,715
  Other.................................................     6,474      1,815
                                                          --------   --------
    Total gross deferred tax assets.....................    59,290     36,689
Gross deferred tax liabilities:
  Long-term contracts...................................    (4,040)      (993)
  Accounts receivable...................................      (349)      (698)
  Depreciation..........................................    (2,147)    (1,650)
                                                          --------   --------
    Total gross deferred tax liabilities................    (6,536)    (3,341)
Valuation allowance.....................................   (52,754)   (33,348)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    The Company experienced net operating losses during fiscal years 1998 and 1999 and, as a result, it believed that sufficient uncertainty existed regarding the realizability of the net deferred tax assets and accordingly it established a full valuation allowance in fiscal 1999. Due to the net operating loss in fiscal year 2000, the Company has continued to maintain a full valuation allowance against its net deferred tax assets as of the end of fiscal 2000. The net increase in the valuation allowance during 2000 and 1999 was $19,406,000 and $19,680,000, respectively.

    At September 30, 2000, the Company had an aggregate U.S. federal net operating loss (NOL) of $56,096,000 that is available to offset future taxable income. Approximately $44,826,000 of the NOL is attributable to the exercise of stock options for which the tax benefit, when realized, will be recorded directly to stockholders' equity. The U.S. federal net operating loss available for carryforward begins to expire in fiscal year 2020. The Company also has U.S. federal credit carryforwards of $2,326,000 that begin to expire in fiscal year 2005. The Company has available state net operating losses of $71,467,000 that expire in fiscal year 2004 to fiscal year 2021 and state credit carryforwards of $4,319,000 that expire beginning in fiscal year 2013. The Company also has non-U.S. losses of $1,433,000 that expire beginning in fiscal year 2005, and non-U.S. credits of $3,200,000 that begin to expire in fiscal year 2005.

                              PRI AUTOMATION, INC.

K. FINANCING ARRANGEMENTS:

REVOLVING CREDIT

    On June 16, 1998, the Company entered into a revolving credit facility agreement with Chase Manhattan Bank (the "Bank"). The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread, or at the effective prime rate. At September 30, 2000, the LIBOR borrowing rate would have been 6.62%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon the meeting of certain financial criteria. The revolving credit agreement expires on December 31, 2000. The Company had outstanding letters of credit with the Bank of $1,420,000 at September 30, 2000, and therefore, the available balance under this credit agreement was $18,580,000 at September 30, 2000. At September 30, 2000, the Company was in default of the minimum consolidated net worth requirement, the minimum fixed charge coverage ratio, and the maximum total funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of the revolving credit agreement for the three months ended September 30, 2000. The Company has subsequently received a waiver from the Bank on December 13, 2000. The Company expects to seek future waivers as necessary from the Bank. However, there can be no assurance that such waivers will be obtained.

CAPITAL LEASE OBLIGATIONS

    The Company holds certain property and equipment under capital leases. The obligations under capital leases represent the present value of future minimum lease payments and are collateralized by certain assets of the Company. The capital lease obligations bear interest at rates of 7.0% to 9.9% per annum and expire at various dates through July 2005 (see Note F).

L. DEFINED CONTRIBUTION PLANS:

    Eligible employees can participate in the Company's 401(k) Savings and Retirement Plan by making voluntary contributions to the plan in amounts up to the statutory limit or 15% of their annual compensation. Currently, the Company has elected to match a portion of the employee deferral up to certain prescribed limits, and these contributions vest at a rate of 20% per year. Pursuant to the acquisition of Promis, certain eligible employees receive Company matching contributions which vest 100% after one year. The Company's contribution expense under these plans amounted to $1,321,000, $1,118,000, and $1,101,000 for fiscal years 2000, 1999, and 1998, respectively. Employees of Equipe were not eligible under this plan until after the acquisition (see Note O.)

    Canadian employees are eligible to participate in the Registered Retirement Savings Plan ("RRSP") which allows voluntary contributions up to the statutory limit. The Company has elected to match a portion of the employee contributions, up to a maximum of $5,000 per employee per year. These contributions are fully vested when made. The Company's contribution expenses under the RRSP were approximately $332,000, $255,000, and $223,000 in fiscal years 2000, 1999, and
1998, respectively.

                              PRI AUTOMATION, INC.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION:

    The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Systems, OEM Systems and Software Systems. These businesses are segregated into their respective reportable segments based on the Company's management reporting structure and its method of internal resource allocations. Additionally, the Company's product development processes and customers were evaluated in determination of the segments.

    The Factory Systems segment provides automation products for interbay, intrabay and lithography automation as well as integration and support services to semiconductor manufacturers. The OEM Systems segment provides wafer-handling systems, software and services for semiconductor equipment suppliers. The Software Systems segment primarily provides manufacturing execution system ("MES") software and advanced planning and scheduling software to semiconductor manufacturers. This segment, however, does not include all of the Company's software products, as material control software ("MCS") and tool connectivity software are components of the other segments.

    The Company's operating segments have no significant intersegment revenues and expenses, as all segments' revenues are generated from sales to unaffiliated customers. External revenues and expenses are allocated between the applicable segments. The Company's segments are evaluated on an operating profit basis, and other income and expenses and income tax provisions or benefits are not calculated for the specific segments. Any results of operations or assets not specifically allocated to these segments are included in the Corporate and Other category. The Corporate and Other category assets include all non-identifiable assets, primarily cash and investments, deferred income taxes, and other current and non-current assets. Activity related to strategic technology development, corporate marketing, general corporate administrative expenses, merger costs and special charges, other income and expenses, and income taxes are included in the Corporate and Other segment. Depreciation expense and expenditures for long-lived assets by segment are not presented below as amounts are not used in measuring segment operating performance by the Company's chief operating decision maker. The accounting policies of the reportable segments are the same as those described in Note B, "Summary of Significant Accounting Policies."

                              PRI AUTOMATION, INC.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION: (CONTINUED)
                          SUMMARY OF BUSINESS SEGMENTS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
TOTAL NET REVENUE TO UNAFFILIATED CUSTOMERS
Factory Systems.............................................  $144,219   $ 70,046   $107,215
OEM Systems.................................................   118,210     41,496     70,459
Software Systems............................................    37,343     24,754     25,871
                                                              --------   --------   --------
Total net revenue...........................................  $299,772   $136,296   $203,545
                                                              ========   ========   ========
SEGMENT OPERATING (LOSS) PROFIT
Factory Systems.............................................  $(35,710)  $(21,454)  $ (3,531)
OEM Systems.................................................    33,063      1,426      9,781
Software Systems............................................    10,401     (3,062)    (6,785)
Other reconciling items:
Corporate and other expenses................................   (17,034)   (14,865)   (30,479)
                                                              --------   --------   --------
  Consolidated operating loss...............................    (9,280)   (37,955)   (31,014)
Other income, net...........................................     2,554      2,935        625
                                                              --------   --------   --------
Consolidated loss before income taxes.......................  $ (6,726)  $(35,020)  $(30,389)
                                                              ========   ========   ========
IDENTIFIABLE SEGMENT ASSETS
Factory Systems.............................................  $121,664   $ 52,094
OEM Systems.................................................    37,703     19,097
Software Systems............................................    15,413      9,253
                                                              --------   --------
  Identifiable segment assets...............................   174,780     80,444
Corporate and other.........................................   102,144     66,108
                                                              --------   --------
Consolidated total assets...................................  $276,924   $146,552
                                                              ========   ========

    Two customers comprised 10% or more of the Company's total net revenue for the years ended September 30 as follows:

                                                               2000       1999       1998
                                                             --------   --------   --------
Customer A (1).............................................     14%        21%        19%
Customer B (2).............................................     12%        --         --

------------------------

(1) Total net revenue for this customer in fiscal years 2000, 1999, and 1998, were recorded by the Factory Systems segment.

(2) Total net revenue for this customer, in fiscal year 2000, were recorded by the OEM Systems segment.

                              PRI AUTOMATION, INC.

M. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION: (CONTINUED)
                       SUMMARY OF GEOGRAPHIC INFORMATION

    Information as to the Company's revenues in different geographical areas for the years ended September 30 were as follows (3):

                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
United States.................................  $191,570   $ 91,632   $130,718
Taiwan........................................    24,477      6,012     13,274
Germany.......................................    15,024     15,990     23,699
Rest of World.................................    68,701     22,662     35,854
                                                --------   --------   --------
Total net revenue.............................  $299,772   $136,296   $203,545
                                                ========   ========   ========

------------------------

(3) Sales are attributable to geographic areas based on location of customer.

    Long-lived assets, including property and equipment, goodwill, intellectual property and other intangible assets by geographical areas as of September 30 were as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
United States.............................................  $21,575    $17,651
Canada....................................................    2,991      3,041
Rest of world.............................................      453        495
                                                            -------    -------
Total long-lived assets...................................  $25,019    $21,187
                                                            =======    =======

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

    Prior to the acquisition, Promis prepared its financial statements based on a December 31 fiscal year-end. Accordingly, Promis' results of operations, statements of stockholders' equity and cash flows for the year ended
December 31, 1997 were combined with the Company's results of operations, statements of stockholders' equity and cash flows for the year ended
September 30, 1997. The results of operations, statements of stockholders' equity and cash flows for fiscal 1998 are for the twelve months ended
September 30, 1998 for both the Company and Promis. Promis' results of operations for the three months ended December 31, 1997, including net revenue of $6,457,000 and net income of $403,000, are included in the Company's consolidated statements of operations, statements of stockholders' equity, and cash flows

                              PRI AUTOMATION, INC.

N. ACQUISITION OF PROMIS: (CONTINUED)
for both the years ended September 30, 1998 and 1997. To conform fiscal periods, an amount equal to Promis' net income and $33,000 of Promis' additional paid-in capital from the exercise of stock options for the three months ended
December 31, 1997 were eliminated from the consolidated statement of stockholders' equity for the year ended September 30, 1998. Additionally, Promis' $50,000 increase in cash and cash equivalents for the three months ended December 31, 1997 has been eliminated in the Company's condensed consolidated statement of cash flows for the year ended September 30, 1998, because this increase has been included in the beginning cash and cash equivalents at October 1, 1997.

    The following information presents certain statements of operations data of the Company, after restatement from the Equipe acquisition, and Promis for the period prior to the Promis acquisition:

                                                                PRI        HISTORICAL   COMBINED
                                                             AUTOMATION      PROMIS     COMPANIES
                                                            ------------   ----------   ---------
Net revenue for:
  Three months ended December 27, 1998....................    $ 25,316       $ 4,319    $ 29,635
  Fiscal 1998.............................................     178,193        25,352     203,545
Net (loss) income for:
  Three months ended December 27, 1998....................    $ (5,608)      $(2,047)   $ (7,655)
  Fiscal 1998.............................................     (23,942)        1,319     (22,623)

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

                              PRI AUTOMATION, INC.

O. ACQUISITION OF EQUIPE: (CONTINUED)
    The following information presents certain statements of operations data of the Company and Equipe for the period prior to the Equipe acquisition. The statements of operations data for Promis is included below so as to reconcile with the consolidated statements of operations:

                                             PRI                   COMBINED
                                          AUTOMATION     EQUIPE    COMPANIES    PROMIS    CONSOLIDATED
                                         ------------   --------   ---------   --------   ------------
Net revenue for:
  Three months ended December 28, 1997     $46,830      $18,303     $65,133     $6,457       $71,590
Net (loss) income for:
  Three months ended December 28, 1997     $(3,449)     $ 3,042     $  (407)    $  403       $    (4)

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

    At the time of the acquisition, the purchase price was allocated to the tangible and intangible assets of ILC. Management is aware that it is responsible for estimating the fair value of purchased in-process research and development. The value assigned to the intangible assets, primarily the acquired technology, was based on the fair market value using a risk-adjusted discounted cash flow approach. ILC's sole product at the time of the acquisition was the Leverage product, which was under development. ILC had no product revenues during its prior existence and was a development stage enterprise. Specifically, the purchased technology was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The significant assumptions that affected the valuation of ILC concerned potential revenue and cost of

                              PRI AUTOMATION, INC.

Q. ACQUISITION OF INTERVAL LOGIC CORPORATION: (CONTINUED) completion, as well as the timing of the product release. In addition, the selection of an appropriate discount rate was a major factor in the valuation analysis.

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

    For the year ended September 30, 1999, the Company, in the second quarter, recorded merger costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. As of September 30, 1999, all of these merger costs had been paid. Additionally, during the

                              PRI AUTOMATION, INC.

S. MERGER COSTS AND SPECIAL CHARGES: (CONTINUED) second quarter the Company recorded special charges of $1,850,000. The special charges consisted of $1,406,000 for compensation-related costs for five management personnel in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with the reductions of leased facilities; and $248,000 for other legal issues. In the fourth fiscal quarter, the Company recognized a special credit of $75,000 to adjust the estimated costs to reflect actual costs. At September 30, 2000, $72,000 of these charges remained in accrued expenses and are expected to be paid during fiscal year 2001.

    In connection with the acquisition of Equipe, direct acquisition costs of $4,490,000 for legal, investment banking and accounting fees were recorded in fiscal 1998. At September 30, 2000 there were no remaining amounts in accrued expenses related to these direct acquisition costs.

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

T. JOINT VENTURE:

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

U. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and

                              PRI AUTOMATION, INC.

U. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED) should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                          FISCAL YEAR 1999
                                        ----------------------------------------------------
                                         FIRST      SECOND     THIRD      FOURTH     TOTAL
                                        QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                        --------   --------   --------   --------   --------
                                          (ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenue...........................   $ 29.6     $ 30.3     $ 34.5     $ 41.9     $136.3
                                         ------     ------     ------     ------     ------
Gross profit..........................      9.5       11.5       14.6       16.9       52.5
                                         ------     ------     ------     ------     ------
Net income (loss).....................   $ (7.7)    $(10.2)    $(13.1)    $ (5.1)    $(36.1)
                                         ======     ======     ======     ======     ======
Net income (loss) per share:
  Basic...............................   $(0.36)    $(0.48)    $(0.60)    $(0.23)    $(1.67)
                                         ======     ======     ======     ======     ======
  Diluted.............................   $(0.36)    $(0.48)    $(0.60)    $(0.23)    $(1.67)
                                         ======     ======     ======     ======     ======

                                                          FISCAL YEAR 2000
                                        ----------------------------------------------------
                                         FIRST      SECOND     THIRD      FOURTH     TOTAL
                                        QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                        --------   --------   --------   --------   --------
                                          (ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenue...........................   $58.7      $76.7      $88.9      $ 75.5     $299.8
                                         -----      -----      -----      ------     ------
Gross profit..........................    21.4       30.0       36.4         7.4       95.2
                                         -----      -----      -----      ------     ------
Net income (loss).....................   $ 0.3      $ 5.8      $ 9.8      $(23.9)    $ (8.0)
                                         =====      =====      =====      ======     ======
Net income (loss) per share:
  Basic...............................   $0.01      $0.25      $0.41      $(0.96)    $(0.34)
                                         =====      =====      =====      ======     ======
  Diluted.............................   $0.01      $0.23      $0.38      $(0.96)    $(0.34)
                                         =====      =====      =====      ======     ======

The results for the fourth quarter of fiscal year 2000 were affected by specific charges related to inventory provisions and write-downs of $14,657,000, provisions for contract losses and customer penalties of $8,878,000 and provisions for warranty and other items of $1,802,000, due to manufacturing and supply chain problems encountered during the quarter within the Company's Factory Systems segment.

V.  SUBSEQUENT EVENTS

    On November 20, 2000, and November 22, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action
No. 00-123958-REK; and (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12414-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the period January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC
Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

    On December 1, 2000, the Company announced that it signed a strategic alliance agreement with Shinsung Engineering Co. Ltd., a South Korean manufacturer of semiconductor cleanroom equipment and other industrial systems. Under the terms of the agreement, Shinsung Engineering will assemble PRI's automated storage and retrieval systems for customers in Asia. As part of the strategic alliance, PRI has made a minority investment of $12 million in Shinsung Engineering, giving PRI ownership of approximately 12% of the outstanding shares with warrants that could potentially increase that holding to 19.5%.

    On December 14, 2000, the Company amended its existing revolving credit facility agreement with Chase Manhattan Bank extending the expiration date to March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    PRI AUTOMATION, INC.

Date: December 19, 2000                                            /s/ MITCHELL G. TYSON
                                                      ------------------------------------------------
                                                                     Mitchell G. Tyson
                                                           President and Chief Executive Officer

Date: December 19, 2000                                             /s/ COSMO S. TRAPANI
                                                      ------------------------------------------------
                                                                      Cosmo S. Trapani
                                                                  Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                      DATE
                      ---------                                   -----                      ----
                                                       Chief Executive Officer,
                /s/ MITCHELL G. TYSON                    President and Director
     -------------------------------------------         (principal executive         December 19, 2000
                  Mitchell G. Tyson                      officer)

                /s/ MORDECHAI WIESLER                  Director and Chairman of
     -------------------------------------------         the Board                    December 19, 2000
                  Mordechai Wiesler

                                                       Chief Financial Officer
                /s/ COSMO S. TRAPANI                     (principal financial and
     -------------------------------------------         accounting officer) and      December 19, 2000
                  Cosmo S. Trapani                       Treasurer

             /s/ ALEXANDER V. D'ARBELOFF               Director
     -------------------------------------------                                      December 19, 2000
               Alexander V. d'Arbeloff

                /s/ BORUCH FRUSZTAJER                  Director
     -------------------------------------------                                      December 19, 2000
                  Boruch Frusztajer

                  /s/ AMRAM RASIEL                     Director
     -------------------------------------------                                      December 19, 2000
                    Amram Rasiel

               /s/ KENNETH M. THOMPSON                 Director
     -------------------------------------------                                      December 19, 2000
                 Kenneth M. Thompson

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                              PRI AUTOMATION, INC.

               FOR YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
                                 (in thousands)

                                                       BALANCE AT                AMOUNTS     BALANCE
                                                       BEGINNING    CHARGED TO   WRITTEN     AT END
                                                       OF PERIOD     EXPENSE       OFF      OF PERIOD
                                                       ----------   ----------   --------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  September 30, 2000.................................    $ 2,646      $   683     $  448     $ 2,881
  September 30, 1999.................................      3,252         (523)        83       2,646
  September 30, 1998.................................    $ 1,600      $ 1,652     $   --     $ 3,252
INVENTORY RESERVES:
  September 30, 2000.................................    $ 6,255      $ 7,759     $4,358     $ 9,656
  September 30, 1999.................................     15,147          785      9,677       6,255
  September 30, 1998.................................    $ 5,125      $12,389     $2,367     $15,147

                              PRI AUTOMATION, INC.
                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        2.1             Agreement and Plan of Reorganization, dated as of October
                        25, 1997, among PRI Automation, Inc., E-Acquisition Corp.,
                        Equipe Technologies, Inc. and certain Stockholders of Equipe
                        Technologies, Inc. (filed as Exhibit 10.19 to the Company's
                        Current report on form 8-K on November 10, 1997, and
                        incorporated herein by reference).

        2.2             Stock Purchase Agreement, dated as of October 25, 1997 among
                        PRI Automation, Inc. and the Shareholders of E-Machine, Inc.
                        (filed as Exhibit 10.20 to the Company's Current Report on
                        Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        2.3 Stock Purchase Agreement, dated as of October 25, 1997, among PRI Automation, Inc. and the Shareholders of Equipe
                        Japan Corporation (filed as Exhibit 10.21 to the Company's
                        Current Report on Form 8-K filed on November 10, 1997, and incorporated herein by reference).

        2.4             Stock Purchase Agreement dated as of May 19, 1998 by and
                        between the Company and the Shareholders of Chiptronix
                        Handling Systems GmbH and of Chiptronix GmbH (filed as
                        Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

        2.5             Combination Agreement dated as of November 24, 1998 between
                        PRI Automation, Inc., 1325949 Ontario Inc. and Promis
                        Systems Corporation Ltd. (filed as Exhibit 2.1 to the
                        Company's Registration Statement S-3 filed on December 24,
                        1998 and incorporated herein by reference).

        3.1             Restated Articles of Organization and amendments thereto.**

        3.2             Amended and Restated By-Laws of the Company (filed as
                        Exhibit 3.4 to the Company's Registration Statement on Form
                        S-1, File No. 33-81836 and incorporated herein by
                        reference).

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

        4.3             Form of Rights Certificate (filed as Exhibit 4.3 to the
                        Company's Form 8-K filed on November 25, 1998 and incorporated herein by reference).

        4.4             Plan of Arrangement under Section 192 of the Canada Business
                        Corporations Act of Promis Systems Corporation Ltd. dated
                        March 2, 1999 (filed as Exhibit 99.1 to the Company's
                        Registration Statement on Form S-3, File No. 333-69721 and
                        incorporated herein by reference).

        4.5             Voting and Exchange Trust Agreement among the Company,
                        1325949 Ontario Inc., Promis Systems Corporation Ltd. And
                        Montreal Trust Company of Canada, as trustee dated March 2,
                        1999 (filed as Exhibit 99.2 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

        4.6             Support Agreement among the Company, 1325949 Ontario Inc.
                        and Promis Systems Corporation Ltd. dated March 2, 1999
                        (filed as Exhibit 99.3 to the Company's Registration
                        Statement on Form S-3, File No. 333-69721 and incorporated herein by reference).

       10.1*            1994 Incentive and Non-Qualified Stock Option Plan of the
                        Company (filed as Exhibit 10.5 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836 and incorporated
                        herein by reference).

       10.2*            PRI Automation, Inc. 1997 Non-Incentive Stock Option Plan of
                        the Company, as amended.**

       10.3*            Promis Systems Corporation Ltd. Amended and Restated Stock
                        Option Plan dated September 30, 1998 (filed as Exhibit 4.4 to the Company's Form S-8 filed on March 9, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
       10.4             Management Agreement dated as of November 30, 2000 by and
                        between the Company and Wan Keun Lee as the majority
                        shareholder of Shinsung Eng Co. Ltd.**

       10.5             Bond Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd.**

       10.6 Share Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd.**

       10.7*            PRI Automation, Inc. 2000 Employee Stock Purchase Plan
                        (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-8, File No. 333-33894 and incorporated herein by reference).

       10.8*            PRI Automation, Inc. 2000 Stock Option Plan, as amended.**

       10.9* Form of Retention Agreement dated October 23, 2000 between the Company and each of its executive officers and certain other officers.**

       10.10            Lease Agreement dated as of May 5, 1994, by and between the
                        Company and The Prudential Insurance Company of America
                        (filed as Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1, File No. 33-81836 and incorporated
                        herein by reference).

       10.11            Lease Agreement dated as of May 28, 1996 by and between 170
                        University (Toronto) Partnership and Promis Systems
                        Corporation Ltd. (filed as Exhibit 10.24 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        1999 and incorporated herein by reference).

       10.12            Lease agreement dated as of March 9, 1998 by and between the
                        Company and Lincoln-Whitehall Realty, L.L.C. (filed as
                        Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended March 29, 1998 and incorporated herein by reference).

       10.13            Sublease agreement dated as of March 18, 1998 by and between the Company and BAAN USA (filed as Exhibit 10.25 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 28, 1998 and incorporated herein by reference).

       10.14            Lease Agreement dated as of October 22, 1999 by and between the Company and Spieker Properties, L.P. (filed as Exhibit
                        10.25 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended January 2, 2000 and incorporated herein by
                        reference).

       10.15            Revolving Credit Agreement dated as of June 16, 1998 by and between the Company and The Chase Manhattan Bank (filed as
                        Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended June 28, 1998 and incorporated herein by reference).

       10.16            First Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of March 31, 2000 (filed as
                        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended April 2, 2000 and incorporated herein by reference).

       10.17            Second Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of December 31, 2000**

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

       27.1             Financial Data Schedule**

------------------------

*   management contracts and compensatory arrangements

**  filed herewith