Form 10-K/A
period 2000-09-30
PRI AUTOMATION INC
filed 2001-01-29
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------
                                FORM 10-K/A NO. 1


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

                          COMMON STOCK, PAR VALUE $.01
      RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK
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

     As of December 6, 2000, the Registrant had outstanding 25,142,525 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

THE FOLLOWING ITEMS ARE INCLUDED HEREIN: ITEMS 10, 11, 12 AND 13.

EXPLANATION FOR THIS AMENDMENT:

     The Annual Report on Form 10-K of PRI Automation, Inc. (the "Company") for the Company's fiscal year ended September 30, 2000 (the "2000 Form 10-K") is being amended hereby to include the items and exhibits listed below:

ITEM          DESCRIPTION

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Item 13.      Certain Relationships and Related Transactions

     The Company's 2000 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on December 21, 2000, incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement was not, however, filed with the Commission within 120 days of the close of the Company's fiscal year ended September 30, 2000. Accordingly, the 2000 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference.

THE AMENDMENT

     Items 10, 11, 12 and 13 in Part III of the 2000 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each director (each of whom has been nominated for re-election) and each executive officer of
PRI:

     NAME                   AGE                 POSITION

Mordechai Wiesler            70  Chairman of the Board of Directors
Mitchell G. Tyson            46  President, Chief Executive Officer and Director
Cosmo S. Trapani             62  Vice President and Chief Financial Officer
Edward A. Wagner             52  Vice President, General Manager, Factory
                                   Systems Division
Robert G. Postle             46  Vice President, Sales and
                                   International Operations
Amram Rasiel (1)             70  Director
Boruch B. Frusztajer (1)(2)  70  Director
Alexander V. d'Arbeloff (2)  73  Director
Kenneth M. Thompson          62  Director
-----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     MORDECHAI WIESLER, a founder of PRI, has been a director of PRI since our inception in 1982. Mr. Wiesler served as PRI's President from our inception until February 1995, as Chief Executive Officer from our inception until August 1998 and as Treasurer from our inception until September 1999. Mr. Wiesler was also the founder, president and chairman of Transistor Automation Corporation until its sale to Teledyne, Inc. in 1966. Mr. Wiesler received a B.S. in mechanical engineering from the Technion in Israel.

     MITCHELL G. TYSON was named Chief Executive Officer of PRI in August 1998. He was elected to the office of President and named a director of PRI in 1995. Mr. Tyson served as our Chief Operating Officer from 1990 to 1998. From 1987 to 1990, he served as our Vice President, Operations. From 1984 to 1987, Mr. Tyson was the director of product management of GCA Corporation, a manufacturer of semiconductor capital equipment. From 1979 to 1984, he was a senior legislative assistant and science advisor to U.S. Senator Paul Tsongas in Washington, D.C. Mr. Tyson holds a B.S. in physics, an M.S. in political science and an M.S. in nuclear engineering, all from the Massachusetts Institute of Technology. Mr. Tyson is a member of the board of directors of the Semiconductor Industry Suppliers Association of North America (formerly SEMI-SEMATECH, Inc.) and a member of the board of directors of Structural Dynamics Research Corporation, a global supplier of e-business solutions for the product lifecycle. In addition, Mr. Tyson is a member of the North American Advisory Board of SEMI, a trade association that represents the worldwide semiconductor equipment industry and a member of the board of directors of the Massachusetts High Technology Council.

     COSMO S. TRAPANI was named our Vice President and Chief Financial Officer in March 2000. From October 1999 to February 2000, Mr. Trapani was Senior Vice President and Chief Financial Officer at Circor International, Inc., a manufacturer of fluid control systems. From 1990 to 1999, he served as Executive Vice President and Chief Financial Officer of Unitrode Corporation, a manufacturer of analog and mixed signal integrated circuits. Mr. Trapani holds a B.S. in accounting from Boston College and is a certified public accountant. Mr. Trapani is a member of the board of directors of a privately held company.

     EDWARD A. WAGNER was appointed our Vice President, General Manager, Factory Systems Division in August 2000. Mr. Wagner joined PRI as Vice President, Sales in 1997 and was named Vice President, General Manager, OEM Systems in January 1999. From 1989 to 1997, Mr. Wagner was Vice President of US operations for Metron Technology, a worldwide sales and distribution company supporting many of the major semiconductor equipment manufacturers in both the US and Japan. From 1979 to 1989, he served as President and General Manager of BGL Corp., a manufacturer of OEM automation products and quartz glass products. Mr. Wagner holds a B.S. from the University of California at Berkeley and an M.B.A. from Golden Gate University, San Francisco.

     ROBERT G. POSTLE was named our Vice President, Sales and International Operations in August 2000. Mr. Postle joined PRI in 1994 as Vice President, Marketing and Sales, became Vice President, Marketing, Sales and Service in 1997, named Vice President, Sales, Service and Field Operations in 1998 and appointed Vice President, General Manager, Factory Systems Division in September 1999. From 1989 to 1994, Mr. Postle was Vice President of Marketing and Sales at ULVAC Technologies, Inc., a manufacturer of vacuum technology products. From 1987 to 1989, Mr. Postle was Vice President of Marketing and Sales at ASM Ion Implant, Inc., a manufacturer of ion implantation equipment. Mr. Postle holds a B.S. in business administration from the State University of New York, Brockport.

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

     ALEXANDER V. D'ARBELOFF became a director of PRI in 1982. Mr. d'Arbeloff, a member of the MIT Corporation since 1989, was named Chairman of the MIT Corporation on July 1, 1997. In 1960, Mr. d'Arbeloff founded Teradyne and served as president and chief executive officer until May 1997, and as chairman of the board from June 1997 until June 2000. He is also chairman of the board of Empirix which offers testing solutions for communications equipment manufacturers, e-business and enterprise call centers. He also serves on the boards of several private and non-profit institutions.

     KENNETH M. THOMPSON became a director of PRI in July 1998. Mr. Thompson is President, Chief Executive Officer and a director of AvantCom Network, Inc. He was employed by Intel Corporation for twenty-five years, most recently as Vice President, Technology Manufacturing Engineering. He retired from Intel in 1998. Mr. Thompson is a director of LAM Research Corp.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2000 and Forms 5 and amendments thereto furnished with respect to fiscal 2000, we believe that all of its officers, directors and greater-than-10% stockholders fulfilled their Section 16(a) filing requirements in a timely manner, except that each of Mr. Wiesler and Mr. Tyson reported sales late on amended Form 4 reports, one in the case of Mr. Tyson and two in the case of Mr. Wiesler.

     DIRECTORS' COMPENSATION

     Each non-employee director of PRI has served without cash compensation but has been reimbursed, upon request, for expenses incurred in attending meetings of the Board of Directors. Directors who are PRI employees are not paid any separate fees for serving as directors. On November 30 of each year, each non-employee director then in office is automatically granted a non-qualified option under the 1997 Stock Option Plan to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on that date. Pursuant to this provision of the 1997 Stock Option Plan, on November 30, 2000, each of Messrs. Rasiel, Frusztajer, d'Arbeloff and Thompson was automatically granted a nonstatutory option to purchase 5,000 shares of common stock at an exercise price of $17.81 per share.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation earned by PRI's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), for services rendered in all capacities to PRI during fiscal 2000 and during the fiscal years ended September 30, 1998 and 1999 ("fiscal 1998" and "fiscal 1999," respectively).

                           SUMMARY COMPENSATION TABLE


                                                                      LONG-TERM
                                         ANNUAL COMPENSATION(1)       COMPENSATION

     NAME AND                          FISCAL SALARY($)   BONUS($)    SECURITIES    ALL OTHER
PRINCIPAL POSITION                      YEAR                          UNDERLYING   COMPENSATION
                                                                      OPTIONS(#)      ($)(2)
                                                                        AWARDS

Mordechai Wiesler                       2000  $188,100         -         40,000       $12,734
 Chairman of the Board                  1999  $201,539         -         40,000       $12,360
                                        1998  $257,212         -         30,000       $10,485

Mitchell G. Tyson                       2000  $358,624         -         78,000        $8,401
 President and Chief Executive Officer  1999  $266,010         -         55,000        $5,412
                                        1998  $247,289         -        130,000        $5,363

Cosmo S. Trapani (3)                    2000  $145,750   $56,400(4)      57,000        $5,894
 Vice President and                     1999         -         -              -             -
 Chief Financial Officer                1998         -         -              -             -

Edward A. Wagner                        2000  $268,917  $139,100         80,000      $136,856
 Vice President, General Manager,       1999  $204,346         -         39,000        $6,528
 Factory Systems Division               1998  $164,237         -         45,500        $5,362

Robert G. Postle                        2000  $261,250         -         44,000        $8,043
 Vice President, Sales, and             1999  $207,038         -         61,000        $5,412
 International Operations               1998  $196,789         -         25,500        $5,667

-----------

(1)  In accordance with the rules of the Securities and Exchange
     Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than $50,000 and less than ten percent of the total annual salary and bonus for each executive officer.

(2) The amounts reported include PRI's contributions to the PRI Savings and Retirement Plan during fiscal 2000, fiscal 1999 and fiscal 1998, respectively, for the benefit of Mr. Wiesler ($4,670, $4,800 and $4,185), Mr. Tyson ($7,200, $4,800 and $4,904), Mr. Wagner ($7,110, $4,800 and
     $4,927) and Mr. Postle ($7,192, $4,800 and $5,310) and during fiscal 2000 for Mr. Trapani ($3,975); and premiums paid by PRI on excess life insurance policies during fiscal 2000, fiscal 1999 and fiscal 1998, respectively, for Mr. Wiesler ($8,064, $7,560 and $6,300), Mr. Tyson ($1,201, $612 and $459),
     Mr. Wagner ($1,406, $1,728 and $435) and Mr. Postle ($851, $612 and $357)
     and during fiscal 2000 for Mr. Trapani ($1,919) and during fiscal 2000 for Mr. Wagner, $128,340 for temporary living expenses.

(3) Mr. Trapani joined PRI during fiscal 2000 and, therefore, received compensation for only a portion of that fiscal year.

(4) Under Mr. Trapani's at-will employment arrangement with the Company, in addition to being eligible for target bonuses, a portion of his annual compensation is payable in the form of a fixed payment in the amount of $28,200 per quarter for up to the first five years of his employment.

     OPTION GRANTS IN LAST FISCAL YEAR

          The following table contains information concerning stock option grants made during fiscal 2000 under the 1994 Stock Option Plan and the 2000 Stock Option Plan to the Chief Executive Officer and each of the other Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                % OF TOTAL                                POTENTIAL REALIZABLE
                                  OPTIONS                                   VALUE AT ASSUMED
                                GRANTED TO   EXERCISE OR                  ANNUAL RATES OF STOCK
                    OPTIONS    EMPLOYEES IN   BASE PRICE   EXPIRATION     PRICE APPRECIATION FOR
     NAME          GRANTED(#)   FISCAL YEAR  ($/SHARE)(1)     DATE            OPTION TERM(2)
                                                                          5% ($)        10% ($)
Mordechai Wiesler  10,000(4)       0.52        $45.0625     05/25/06     $153,226       $347,685
                   30,000(3)       1.56        $47.3750     11/30/05     $483,361     $1,096,581
Mitchell G. Tyson  18,000(4)       0.93        $45.0625     05/25/06     $275,860       $625,832
                   60,000(3)       3.11        $47.3750     11/30/05     $966,722     $2,193,162
Cosmo S. Trapani   50,000(5)       2.60        $70.0625     03/15/06   $1,191,398     $2,702,875
                    7,000(4)       0.36        $45.0625     05/25/06     $107,279       $243,379
Edward A. Wagner   10,000(6)       0.52        $56.1250     04/14/06     $190,879       $433,039
                   15,000(4)       0.78        $45.0625     05/25/06     $229,883       $521,527
                   20,000(7)       1.04        $41.0000     07/28/06     $278,878       $632,680
                   35,000(3)       1.82        $47.3750     11/30/05     $563,921     $1,279,345
Robert G. Postle    9,000(4)       0.47        $45.0625     05/25/06     $137,930       $312,916
                   35,000(3)       1.82        $47.3750     11/30/05     $563,921     $1,279,345

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

(3) All options vest in 20 equal quarterly installments beginning 3/2/00 and ending 11/30/04.

(4)  All options fully vest on May 25, 2005.

(5) Option vests in 20 equal quarterly installments beginning 6/15/00 and ending 3/15/05.

(6) Option vests in 20 equal quarterly installments beginning 7/14/00 and ending 4/14/05.

(7) Option vests in 20 equal quarterly installments beginning 10/28/00 and ending 7/28/05.


     OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUES

          The following table sets forth information concerning option exercises and holdings under PRI's 1994 Incentive and Nonqualified Stock Option Plan, 1997 Non-Incentive Stock Option Plan and 2000 Stock Option Plan as of September 30, 2000 with respect to the Chief Executive Officer and the other Named Executive Officers:

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


NAME                      SHARES      VALUE         COMMON STOCK               VALUE OF UNEXERCISED
                         ACQUIRED    REALIZED        UNDERLYING              IN-THE-MONEY OPTIONS AT
                            ON        ($)(1)    UNEXERCISED OPTIONS AT         FISCAL YEAR-END $(2)
                        EXERCISE(#)               FISCAL YEAR-END (#)

                                              EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE

Mordechai Wiesler         30,000      $850,125    87,730        85,670       $177,746       $81,329
Mitchell G. Tyson        122,880    $6,485,146   109,191       186,529       $347,218      $510,583
Cosmo S. Trapani               -             -     5,000        52,000              -             -
Edward A. Wagner          23,126      $866,641     7,125       114,748         $6,094       $73,118
Robert G. Postle          30,797    $1,230,965    14,361        96,980        $16,312       $55,343
Alexander V. d'Arbeloff        -             -    22,000             -        $41,625             -
Amram Rasiel                   -             -    22,000             -        $41,625             -
Boruch B. Frusztajer           -             -    22,000             -        $41,625             -
Kenneth M. Thompson       15,000    $1,069,256     5,000             -              -             -

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

(2) Calculated on the basis of the last sale price of the common stock on September 30, 2000 as reported by the Nasdaq Stock Market ($18.25 per share), less the applicable option exercise price.

     RETENTION AND SEVERANCE AGREEMENTS

          PRI has entered into retention agreements with each of Messrs. Wiesler, Tyson, Postle, Trapani and Wagner. The terms of each agreement were amended in fiscal 2000. The agreements provide for certain payments upon the occurrence of certain events following a "change of control" of PRI. A "change of control" is defined in each agreement to mean (i) any person becoming the beneficial owner of securities of PRI representing fifty percent (50%) or more of the total voting power; or (ii) a change in the composition of the board of directors creating a majority of directors consisting of individuals other than directors of PRI as of the date of the retention agreement or their designated successors; or (iii) the merger or consolidation of PRI with any other corporation (other than a merger or consolidation keeping at least fifty percent (50%) of the total voting power in the hands of PRI stockholders) or PRI's liquidation or the sale or disposition by PRI of all or substantially all of its assets.

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 11, 2001 (except as otherwise noted below) by (i) each person or entity known to us to own beneficially five percent or more of PRI's common stock, (ii) each of our directors, (iii) the Chief Executive Officer and the other Named Executive Officers who were serving as executive officers at the end of fiscal 2000 and (iv) the executive officers and directors as a group:

                                                                SHARES BENEFICIALLY
                                                                     OWNED(1)(2)
NAME AND ADDRESS(3)                                                NUMBER  PERCENT
---------------------------                                        ------  -------
Mellon Financial Corporation(4)
One Mellon Center
Pittsburgh, PA 15258                                             2,039,989  8.11%
FMR Corp.(5)
82 Devonshire Street,
Boston, MA 02109                                                 1,430,320  5.7%
Mordechai Wiesler(6)                                               628,945  2.6%
Dr. Amram Rasiel(7)                                                503,210  2.0%
Mitchell G. Tyson(8)                                               308,338  1.2%
Boruch B. Frusztajer(9)                                            115,762     *
Alexander V. d'Arbeloff(10)                                         91,764     *
Robert G. Postle(11)                                                29,391     *
Edward A. Wagner(12)                                                20,625     *
Kenneth M. Thompson(13)                                             10,000     *
Cosmo S. Trapani(14)                                                 9,908     *
All directors and executive officers as a group (9 persons)(15)  1,717,943  6.7%

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

(2) The number of shares of common stock deemed outstanding as of the date of this table, January 11, 2000, is 25,145,217.

(3) Unless otherwise noted, address is in care of PRI Automation, Inc., 805 Middlesex Turnpike, Billerica, Massachusetts 01821-3986.

(4) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 22, 2001 by Mellon Financial Corporation and two subsidiaries filing as joint reporting persons. The Schedule 13G states that Mellon Financial Corporation, as a parent holding company, is the beneficial owner of 2,039,989 shares. The Schedule 13G states that the shares are held by Mellon Financial Corporation as well as eight direct and indirect subsidiaries, including banks, investments advisers and holding companies.

(5) Information is based on a Schedule 13G/A filed by FMR Corp. with the Securities and Exchange Commission on January 10, 2001. The Schedule 13G states that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,426,660 shares as a result of acting as investment adviser to various investment companies, that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 3,660 shares as a result of its serving as investment manager of institutional accounts. The Schedule 13G states that various persons have the right to receive, or to direct the receipt of dividends from, or the proceeds from the sale of, the common stock, and that no one person's interest in the common stock is more than five percent.

(6) Includes 102,650 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table, 75,975 shares held by three grantor retained annuity trusts and 125,000 shares held by a limited partnership controlled by Mr. Wiesler.

(7) Includes 27,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(8) Includes 134,220 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 8,100 shares held by members of Mr. Tyson's family.

(9) Includes 27,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table and 58,762 shares held by members of Mr. Frusztajer's family.

(10) Includes 27,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(11) Consists of 29,391 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(12) Consists of 20,625 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(13) Consists of 10,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(14) Includes 9,500 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table.

(15) Includes 387,386 shares issuable upon the exercise of outstanding options exercisable within 60 days of the date of this table. See notes 6 through 14.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In August 1998, PRI entered into a loan arrangement with Robert Postle, then our Vice President, Sales, Service and Field Operations and now our Vice President, Sales and International Operations. PRI loaned
     Mr. Postle $150,000 pursuant to a three-year promissory note with interest accruing at 6%. The note was secured by a mortgage on Mr. Postle's residence. The outstanding principal under the note, together with accrued interest thereon, was due and payable at the maturity date or upon the earlier termination of Mr. Postle's employment either by PRI for cause or voluntarily by Mr. Postle. This note, together with all accrued interest, was repaid in full in January 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PRI Automation, Inc.


Date: January 26, 2001                           By: /S/ MITCHELL G. TYSON
                                                     ---------------------
                                                     Mitchell G. Tyson
                                                     Chief Executive Officer