Form 10-Q
period 2000-12-31
PRI AUTOMATION INC
filed 2001-02-14
CIK 927362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24934

                            ------------------------

                              PRI AUTOMATION, INC.

             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                  04-2495703
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
            incorporation)

        805 MIDDLESEX TURNPIKE                              01821-3986
             BILLERICA, MA
    (Address of principal executive                         (Zip Code)
               offices)

                 Registrant's telephone number: (978) 670-4270

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

    The number of shares outstanding of each of the issuer's classes of common stock as of February 5, 2001:

                CLASS                      NUMBER OF SHARES OUTSTANDING
-------------------------------------  -------------------------------------
    Common Stock, $.01 par value                    25,145,775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PRI AUTOMATION, INC.
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheets as of December 31, 2000 and
                     September 30, 2000........................................       3
                   Consolidated Statements of Operations for the Three Months
                     Ended December 31, 2000 and January 2, 2000...............       4
                   Consolidated Statements of Cash Flows for the Three Months
                     Ended December 31, 2000 and January 2, 2000...............       5
                   Notes to Consolidated Financial Statements..................     6-9
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   10-14
          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................      14
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      15
          Item 2.  Recent Sales of Unregistered Securities.....................      15
          Item 6.  Exhibits and Reports on Form 8-K............................      16
SIGNATURE......................................................................      17
          Exhibit Index........................................................      18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 56,300       $ 92,484
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,585 at December 31, 2000 and $2,881 at
    September 30, 2000......................................      80,342         73,019
  Contracts in progress.....................................      24,951         23,668
  Inventories...............................................      72,660         59,104
  Other current assets......................................       4,665          2,686
                                                                --------       --------
      Total current assets..................................     238,918        250,961
Property and equipment, net.................................      24,741         24,065
Investment in affiliate.....................................       9,850             --
Other assets, net...........................................       3,674          1,898
                                                                --------       --------
      Total assets..........................................    $277,183       $276,924
                                                                ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 27,494       $ 28,536
  Accrued expenses and other liabilities....................      31,026         32,479
  Current portion of obligation under capital lease.........         243            330
  Billings in excess of revenues and customer advances......      11,615         11,986
                                                                --------       --------
      Total current liabilities.............................      70,378         73,331
Obligation under capital lease..............................          82            125
Other non-current liabilities...............................         631            671

Commitments and contingencies

Minority interest...........................................         162            150

Stockholders' equity:
  Preferred stock, 400,000 shares authorized; none
    outstanding.............................................          --             --
  Common stock, $.01 par value; 75,000,000 shares
    authorized; 25,145,291 and 25,011,938 issued and
    outstanding at December 31, 2000 and September 30, 2000,
    respectively............................................         251            250
  Additional paid-in capital................................     254,610        252,542
  Accumulated deficit.......................................     (48,931)       (50,145)
                                                                --------       --------
      Total stockholders' equity............................     205,930        202,647
                                                                --------       --------
      Total liabilities and stockholders' equity............    $277,183       $276,924
                                                                ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
Net revenue:
  Product and equipment.....................................     $82,599       $49,163
  Services and maintenance..................................      12,253         9,530
                                                                 -------       -------
      Total net revenue.....................................      94,852        58,693

Cost of revenue:
  Product and equipment.....................................      55,629        31,259
  Services and maintenance..................................       7,950         6,056
                                                                 -------       -------
      Total cost of revenue:................................      63,579        37,315
                                                                 -------       -------
Gross profit................................................      31,273        21,378

Operating expenses:
  Research and development..................................      15,122        12,159
  Selling, general and administrative.......................      14,091         9,015
                                                                 -------       -------
Operating profit............................................       2,060           204
Other income, net...........................................       1,196           200
Loss on investment in affiliate.............................       1,617            --
                                                                 -------       -------
Income before income taxes..................................       1,639           404
Provision for income taxes..................................         425           110
                                                                 -------       -------
Net income..................................................     $ 1,214       $   294
                                                                 =======       =======

Net income per common share:
  Basic.....................................................     $  0.05       $  0.01
  Diluted...................................................     $  0.05       $  0.01

Weighted average number of shares outstanding:
  Basic.....................................................      25,119        22,514
  Diluted...................................................      25,532        24,483

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
Cash flows from operating activities:
  Net income................................................    $  1,214      $    294
Adjustments to reconcile net income to net cash used in
  operating activities:
      Depreciation and amortization expense.................       2,804         2,249
      Translation loss (gain), net..........................         (90)          241
      Loss on investment in affiliate.......................       1,617            --
      Minority interest in income of subsidiaries...........          12           106
      Changes in operating assets and liabilities:
        Trade accounts receivable...........................      (7,488)       (5,999)
        Contracts in progress...............................      (1,283)      (11,787)
        Inventories.........................................     (13,556)         (573)
        Other assets........................................      (1,993)        4,692
        Accounts payable....................................      (1,256)          773
        Accrued expenses and other liabilities..............      (1,280)       (1,285)
        Billings in excess of revenue and customer
          advances..........................................        (385)         (539)
                                                                --------      --------
Net cash used in operating activities.......................     (21,684)      (11,828)

Cash flows from investing activities:
  Investment in affiliate...................................     (11,467)           --
  Purchases of property and equipment.......................      (3,245)       (2,296)
  Cash paid for contingent consideration....................         (68)          (59)
                                                                --------      --------
Net cash used in investing activities.......................     (14,780)       (2,355)

Cash flows from financing activities:
  Repayment of capital lease obligations....................        (129)         (179)
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan...........................................         194         8,124
                                                                --------      --------
Net cash provided by financing activities...................          65         7,945

Effect of changes in exchange rates on cash.................         215          (463)
                                                                --------      --------
Net decrease in cash and cash equivalents...................     (36,184)       (6,701)
Cash and cash equivalents at beginning of period............      92,484        51,865
                                                                --------      --------
Cash and cash equivalents at end of period..................    $ 56,300      $ 45,164
                                                                ========      ========
Supplemental disclosure of cash flow information:
  Non-cash transactions:
      Acquisition of Commotion Technologies.................    $  2,002      $     --

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

PREPARATION OF FINANCIAL STATEMENTS

    The interim financial data as of December 31, 2000 and for the three months ended December 31, 2000 and January 2, 2000 is unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 2000 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES

    Inventories consist of the following:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2000           2000
                                                      ------------   -------------
                                                             (IN THOUSANDS)
Raw materials.......................................     $45,336        $43,981
Work-in-process.....................................      15,742          6,248
Finished goods......................................      11,582          8,875
                                                         -------        -------
                                                         $72,660        $59,104
                                                         =======        =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES

    The significant components of accrued expenses and other liabilities consist of the following:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2000           2000
                                                      ------------   -------------
                                                             (IN THOUSANDS)
Accrued expenses....................................     $10,115        $ 9,385
Accrued compensation................................       6,831          9,910
Warranty and contract loss reserves.................      14,080         13,184
                                                         -------        -------
                                                         $31,026        $32,479
                                                         =======        =======

                              PRI AUTOMATION, INC.

                                  (UNAUDITED)

D.  INVESTMENT IN AFFILIATE

    On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a South Korean manufacturer of semiconductor cleanroom equipment and other industrial systems to assemble the Company's automated storage and retrieval systems. With effect from December 15, 2000 as part of the strategic alliance, the Company has made a minority investment of $11,467,000 in Shinsung in exchange for 3,109,091 common shares and warrants to purchase 3,866,900 common shares. The common shares represented approximately 11% of the outstanding common shares at the time of the investment. The cost of the investment was allocated to the common shares and warrants based on their respective fair values at the time of the investment.

    The common shares are currently being accounted for under the equity method of accounting and are included in investment in affiliates on the consolidated balance sheet. For the quarter ended December 31, 2000, the impact of equity accounting in the Company's consolidated statement of operations was immaterial.

    The warrants are being accounted for in accordance with Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and are included at current fair value in investment in affiliate on the consolidated balance sheet. During the period from the date of the investment to December 31, 2000, the underlying value of the warrants decreased by approximately $1.6 million. The loss for the period is included in the consolidated statement of operations.

E.  NET INCOME PER SHARE

    Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income per common share is as follows (in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
Net income..................................................     $1,214        $  294
                                                                 ======        ======
Shares used in computation:
  Weighted average common shares outstanding used in
    computation of basic net income per common share........     25,119        22,514
Dilutive effect of stock options............................        413         1,969
                                                                 ------        ------
Shares used in computation of diluted net income per common
  share.....................................................     25,532        24,483
                                                                 ======        ======
Basic net income per common share...........................     $ 0.05        $ 0.01
Diluted net income per common share.........................     $ 0.05        $ 0.01

    Options to purchase 2,595,340 and 768,150 shares of common stock outstanding during the three month periods ended December 31, 2000 and January 2, 2000 were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be anti-dilutive under the treasury stock method.

                              PRI AUTOMATION, INC.

                                  (UNAUDITED)

F.  OTHER COMPREHENSIVE INCOME

    Comprehensive income is equal to net income for the three month periods ended December 31, 2000 and January 2, 2000.

G.  SEGMENT REPORTING

    The Company operates in three primary segments, all within the semiconductor manufacturing and OEM equipment supply industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Systems, OEM Systems, and Software Systems. Each of the Company's operating segments includes a product and service component and have no significant intersegment revenues and expenses as all segments' revenues are generated from sales to unaffiliated customers.

    Operating segment information for the three months ended December 31, 2000 and January 2, 2000 is as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
TOTAL NET REVENUE FROM UNAFFILIATED CUSTOMERS:
  Factory Systems...........................................     $48,352       $32,524
  OEM Systems...............................................      38,611        20,260
  Software Systems..........................................       7,889         5,909
                                                                 -------       -------
Total net revenue...........................................     $94,852       $58,693

SEGMENT OPERATING PROFIT (LOSS):
  Factory Systems...........................................     $(4,191)      $(1,632)
  OEM Systems...............................................      10,955         4,549
  Software Systems..........................................         301          (188)
  Corporate and other expenses..............................      (5,005)       (2,525)
                                                                 -------       -------
Consolidated operating profit...............................       2,060           204

Other (loss) income, net....................................        (421)          200
                                                                 -------       -------
Consolidated income before income taxes.....................     $ 1,639       $   404
                                                                 =======       =======

H.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                              PRI AUTOMATION, INC.

                                  (UNAUDITED)

I.  LEGAL PROCEEDINGS

    On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) KAI CHAN ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-123958-REK; (ii) JACOB J. SIEGAL ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action
No. 00-12414-REK; (iii) PHILLIP FRIEDMAN ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-12628-REK; and (iv) HOWARD B. FISHER ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action
No. 00-12637-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the period January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's expectations concerning its future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements are forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to the factors discussed under the heading "Certain Factors That May Affect Future Results" in the Company's Form 10-K for the year ended
September 30, 2000, filed with the Securities and Exchange Commission, and the other factors discussed below.

    The Company's future results face the following risks and uncertainties: the Company has experienced and may continue to experience capacity constraints during high growth periods which may limit the Company's ability to take advantage of business opportunities during such periods, such as manufacturing problems related to new products that may adversely affect the Company's results of operations; during periods of high growth, the Company is required to increase its cost structure to support anticipated customer services and such cost increases may occur before related revenue increases; the Company maintains inventory to support production which, due to the evolution of products and the cyclical nature of demand, may be rendered obsolete; and in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns.

    In addition to the foregoing, the following additional factors could cause material fluctuations in the Company's future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition, operating results and stock price: oversupply in the semiconductor market may in the future reduce demand for capital equipment, including for the Company's systems; the semiconductor industry has historically experienced downturns that adversely affected the Company's operating results, and reduced demand for semiconductors in the future could jeopardize the Company's plans; the Company may have difficulty managing its operations in response to fluctuating demand; the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly, and its stock price could fall if its operating results are below the expectations of analysts or investors; delay in the Company's shipment of a single system could substantially decrease its sales for a period; new accounting guidance could result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system, which leaves it vulnerable to cost overruns; the Company has significant fixed costs, which are not easily reduced during a downturn; the Company has a limited number of customers, and the loss, cancellation or delay of any order by these customers could harm its business; the Company does not have long-term purchase agreements with its customers, and as a result its customers could stop purchasing its products and services at any time; demand for less expensive semiconductors is increasing pressure to reduce prices in the Company's industry; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company's ongoing investments in the Asia-Pacific market may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than expected, and competition for early 300mm orders may be intense; it is difficult to hire and retain the managerial and technical employees that the Company needs; the Company's international operations create special risks; the volatility of the Company's investment in its affiliate, Shinsung Engineering Co. Ltd., could result in significant gains or losses in future periods; the Company faces significant competition from other automation companies, which may limit the prices the Company can charge for its systems and may cause it to lose sales; the Company must continually improve its technology to remain competitive; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mordechai Wiesler and Mitchell G. Tyson; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the market price of the Company's common stock is volatile, which could result in substantial losses for investors purchasing shares; the Company may need additional financing, which could be difficult to obtain; provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult.

RESULTS OF OPERATIONS

    TOTAL NET REVENUE: Net revenue for the three months ended December 31, 2000 increased 61.6% to $94.9 million, compared to $58.7 million for the corresponding period in fiscal 2000. The growth was experienced across all of the Company's operating segments and represented the Company's highest quarterly net revenue. Contributing to this revenue growth, OEM Systems net revenue increased by 90.6% and Factory Systems net revenue increased by 48.7% as compared with the corresponding period of fiscal 2000. In addition, net revenue for Software Systems increased by 33.5% as compared with the corresponding period of fiscal 2000. The significant improvement in total net revenue is primarily generated by increases in unit sales of product and equipment and is attributable to the continued demand for capital equipment and software by the semiconductor industry.

    The Company's international customers are located principally in Asia and Europe. Net export revenue from customers located in Asia and Europe for the three months ended December 31, 2000 was $24.8 million and $14.0 million, representing 26.1% and 14.8% of total net revenue, respectively. This compares to $13.7 million in sales to customers in Asia, representing 23.4% of total net revenue and $11.2 million in sales to customers in Europe, representing 19.0% of total net revenue, for the corresponding period in fiscal 2000. The increase in international sales resulted from the Company's continued strong presence in Asia and Europe. Sales to foreign customers are principally denominated in U.S. dollars with the exception of certain sales of tool automation and spare parts products that are denominated in local currencies.

    GROSS PROFIT: The gross profit for the three months ended December 31, 2000 was $31.3 million. This compares to $21.4 million for the corresponding period in fiscal 2000. The increase is primarily due to the increase in total revenues across all segments. The gross profit margin for the three months ended
December 31, 2000 was 33.0%, compared to 36.4% for the corresponding period in fiscal 2000. The decrease in gross profit margin was primarily in the Factory Systems segment. The gross profit margin for Factory Systems continued to be adversely affected by pricing from orders accepted in prior quarters and manufacturing inefficiencies related to the build up in manufacturing and customer support capacity to meet the increase in customer orders and the manufacturing problems related to certain new products introduced in fiscal 2000.

    RESEARCH AND DEVELOPMENT: Research and development expenses for the three months ended December 31, 2000 were $15.1 million, representing 15.9% of total net revenue. This compares to $12.2 million, representing 20.7% of total net revenue for the corresponding period in fiscal 2000. The increase in fiscal 2001 spending compared with fiscal 2000 is the result of the Company's investments in next-generation 200mm and 300mm automation system products, including interfloor transport systems, TurboStocker automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Systems and OEM Systems segments, as well as in its new software products, including manufacturing execution systems and advanced planning and scheduling. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue during these periods.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three months ended December 31, 2000 were $14.1 million, representing 14.9% of total net revenue. This compares to $9.0 million, representing 15.4% of total net revenue for the corresponding period in fiscal 2000. Selling, general and administrative expenses were higher in fiscal 2001 due to increases in marketing efforts, sales activities and other volume sensitive expenses incurred in support of the growth in orders and revenues. The decrease in spending as a percent of total net revenue is due to the increase in total net revenue for these periods.

    OPERATING PROFIT: As a result of the increase in total net revenue and the other foregoing factors, the operating profit for the three months ended December 31, 2000 was $2.1 million, or 2.2% of total net revenue. This compares to operating profit of $204,000, or 0.3% of total net revenue, for the corresponding period in fiscal 2000.

    LOSS ON INVESTMENT IN AFFILIATE: On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a publicly traded South Korean manufacturer of semiconductor cleanroom equipment and other industrial systems, to assemble automated storage and retrieval systems for the Company. As part of the strategic alliance, the Company made a minority investment of $11,467,000 in Shinsung in exchange for 3,109,091 common shares and warrants to purchase 3,866,900 common shares. The cost of the investment was allocated to the common shares and warrants based on their respective fair values at the time of the investment. Due to their contractual terms and the fact that the common stock of Shinsung is publicly traded, the warrants must be accounted for in accordance with Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and thus are included at current fair value on the consolidated balance sheet. The $1.6 million change in the fair value of the warrants that occurred between the date of investment and the date of the consolidated balance sheet, which is attributable primarily to changes in the market value of the underlying Shinsung common stock, is included as loss on investment in affiliate in the consolidated statement of operations.

    OTHER INCOME, NET:  Other income, net for the three months ended
December 31, 2000 was $1.2 million, compared to $200,000 for the corresponding period in fiscal 2000. Other income, net is primarily composed of interest income, interest expense and foreign exchange effects. Interest income for the three months ended December 31, 2000 was $1.1 million, compared to $537,000 for the corresponding period in fiscal 2000. The increase in interest income was due to the investment of the net proceeds received from the Company's common stock offering completed in May, 2000 which resulted in a higher average cash balance over the quarter as compared to the to the corresponding quarter in fiscal 2000. Net translation and foreign exchange gains for the three months ended
December 31, 2000 were $90,000, compared to net translation and foreign exchange losses of $241,000 in the corresponding period in fiscal 2000.

    PROVISION FOR INCOME TAXES: The income tax provision for the three months ended December 31, 2000 was $425,000, as compared to a provision of $110,000 for the corresponding period in fiscal 2000 and relates to foreign and state taxes.

    NET INCOME: Net income for the three months ended December 31, 2000 was $1.2 million, compared to net income of $294,000 for the corresponding period in fiscal 2000. Net income per common share on a diluted basis for the three months ended December 31, 2000 was $0.05, compared to $0.01 for the corresponding period in fiscal 2000. Excluding the loss on investment in affiliate, net income for the three months ended December 31, 2000 would have been $2.8 million and net income per common share on a diluted basis would have been $0.11.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000 the Company had working capital of $168.5 million, including cash and cash equivalents of $56.3 million, compared to working capital of $177.6 million including cash and cash equivalents of $92.5 million as of September 30, 2000.

    Net cash used in operating activities for the three months ended
December 31, 2000 was $21.7 million, compared to $11.8 million of net cash used in operating activities for the corresponding period in fiscal 2000. Net cash used in operating activities was primarily attributable to increases in inventories of $13.6 million, accounts receivable of $7.5 million, contracts in progress of $1.3 million and decreases in accounts payable and accrued expenses of $2.5 million. These uses of cash were partially offset by the cash flow provided by net income, after adjusting for non-cash items of $4.3 million. The net cash used in operations and the related increase in other working capital is in support of the growth in customer orders, revenues and overall operations.

    Net cash used in investing activities for the three months ended
December 31, 2000 was $14.8 million, compared to $2.4 million for the corresponding period in fiscal 2000. The increase is principally attributable to the Company's $11.5 million minority investment in Shinsung Eng. Co. Ltd., to support its strategic alliance with the Korean company. Also, the Company has continued to invest in capital assets, primarily manufacturing, technology and product related equipment and anticipates that it will continue to do so to support the infrastructure needs accompanying its business growth.

    Net cash provided by financing activities for the three months ended December 31, 2000 was $65,000, compared to $7.9 million for the corresponding period of fiscal 2000. This decrease is principally related to lower proceeds from the exercise of stock options during the quarter.

    On December 14, 2000, the Company entered into an amended revolving credit facility agreement with Chase Manhattan Bank (the "Bank") extending the expiration date of its existing credit facility to March 31, 2001. The revolving credit facility enables the Company to borrow up to $20,000,000 on an unsecured basis. Outstanding revolving credit loans bear interest, at the Company's option, at the 30, 60 or 90 day LIBOR rate plus a credit spread or at the effective prime rate. At December 31, 2000, the LIBOR borrowing rate would have been 6.56%. The ability of the Company to effect borrowings under the revolving credit facility is conditioned upon meeting certain financial criteria. The Company had outstanding letters of credit with the Bank in the aggregate amount of $140,000 at December 31, 2000, and therefore, the available balance under this credit agreement was $19,860,000 at December 31, 2000. At December 31, 2000, the Company was not in compliance with the minimum consolidated net worth requirement of the revolving credit agreement, but has subsequently received a waiver from the Bank through December 31, 2000. The Company expects to seek future waivers as necessary from the Bank. However, there can be no assurance that such waivers will be obtained.

    The Company believes its existing cash balances and access to financing will be sufficient for at least the current fiscal year. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has a minority investment in Shinsung, the common stock of which trades on the Korean Stock Exchange. This investment consists of common stock and warrants to purchase common stock denominated in Korean won, and accordingly the Company is exposed to market risk attributable to adverse movements in both the Korean stock market as well as the Korean won. There have been no other significant changes in the Company's exposure to market risks since
September 30, 2000. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

PART II. OTHER INFORMATION

ITEM 1.

    LEGAL PROCEEDINGS

    On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-123958-REK; (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action
No. 00-12414-REK; (iii) Phillip Friedman On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12628-REK; and (iv) Howard B. Fisher On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action
No. 00-12637-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2.

    RECENT SALES OF UNREGISTERED SECURITIES

    On October 12, 2000, the Company issued 103,852 shares of common stock in exchange for all of the outstanding stock of Commotion Technology, Inc. ("Commotion"). In addition, options to purchase Commotion common stock were converted into options to purchase 16,148 shares of the Company's common stock. The issuance of the Company common stock pursuant to the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         3.1            Restated Articles of Organization and amendments thereto
                        (filed as Exhibit 3.1 to the Company's Annual Report on Form
                        10-K for Year Ended September 30, 200 and incorporated
                        herein by reference).

         3.2            Amended and Restated By-Laws of the Company (filed as
                        Exhibit 3.4 to the Company's Registration Statement on Form
                        S-1, File No. 33-81836 and incorporated herein by
                        reference).

        10.1            Management Agreement dated as of November 30, 2000 by and
                        between the Company and Wan Keun Lee as the majority
                        shareholder of Shinsung Eng. Co. Ltd. (filed as
                        Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 2000 and incorporated herein by reference).

        10.2            Bond Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd. (filed as
                        Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 2000 and incorporated herein by reference).

        10.3            Share Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 2000 and incorporated
                        herein by reference).

        10.4*           Form of Retention Agreement dated October 23, 2000 between the Company and each of its executive officers and certain other officers (filed as Exhibit 10.9 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        2000 and incorporated herein by reference).

        10.5            Second Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of December 31, 2000 (filed as Exhibit 10.17 to the Company's Annual Report on
                        Form 10-K for the year ended September 30, 2000 and
                        incorporated herein by reference).

*   Management contracts and compensatory arrangements

------------------------

    b)  Reports on Form 8-K

    None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PRI AUTOMATION, INC.

                                                       By:             /s/ COSMO S. TRAPANI
                                                            -----------------------------------------
                                                                         Cosmo S. Trapani
                                                                   Duly Authorized Officer and
Date: February 14, 2001                                            Principal Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         3.1            Restated Articles of Organization and amendments thereto
                        (filed as Exhibit 3.1 to the Company's Annual Report on Form
                        10-K for Year Ended September 30, 200 and incorporated
                        herein by reference).

         3.2            Amended and Restated By-Laws of the Company (filed as
                        Exhibit 3.4 to the Company's Registration Statement on Form
                        S-1, File No. 33-81836 and incorporated herein by
                        reference).

        10.1            Management Agreement dated as of November 30, 2000 by and
                        between the Company and Wan Keun Lee as the majority
                        shareholder of Shinsung Eng. Co. Ltd. (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year
                        ended September 30, 2000 and incorporated herein by
                        reference).

        10.2            Bond Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd. (filed as
                        Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 2000 and incorporated herein by reference).

        10.3            Share Subscription Agreement dated as of November 30, 2000 by and between the Company and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 2000 and incorporated
                        herein by reference).

        10.4*           Form of Retention Agreement dated October 23, 2000 between the Company and each of its executive officers and certain other officers (filed as Exhibit 10.9 to the Company's
                        Annual Report on Form 10-K for the year ended September 30,
                        2000 and incorporated herein by reference).

        10.5            Second Amendment to Credit Agreement between the Company and
                        Chase Manhattan Bank, dated as of December 31, 2000 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K
                        for the year ended September 30, 2000 and incorporated
                        herein by reference).10.6

*   Management contracts and compensatory arrangements

------------------------