Form 10-Q
period 2001-04-01
PRI AUTOMATION INC
filed 2001-05-16
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM      TO
                                             ----    ----

                         COMMISSION FILE NUMBER 0-24934

                                   -----------

                              PRI AUTOMATION, INC.

             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04-2495703
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation)
    805 MIDDLESEX TURNPIKE
        BILLERICA, MA                                     01821-3986
(Address of principal executive offices)                  (Zip Code)


                  Registrant's telephone number: (978) 670-4270

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of each of the issuer's classes of common stock as of April 1, 2001:


            CLASS                             NUMBER OF SHARES OUTSTANDING
            -----                             ----------------------------
Common Stock, $.01 par value                            25,352,296

                              PRI AUTOMATION, INC.
                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements
                 Consolidated Balance Sheets as of April 1, 2001
                 and September 30, 2000.................................      3
                 Consolidated Statements of Operations for the Three
                 and Six Months Ended April 1, 2001 and April 2, 2000...      4
                 Consolidated Statements of Cash Flows for the Six
                 Months Ended April 1, 2001 and April 2, 2000...........      5
                 Consolidated Statements of Comprehensive Operations
                 for the Three and Six Months Ended April 1, 2001
                 and April 2, 2000 .....................................      6
                 Notes to Consolidated Financial Statements.............   7-12
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  13-19
         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk............................................     20
PART II. OTHER INFORMATION
         Item 1. Legal Proceedings......................................     20
         Item 2. Recent Sales of Unregistered Securities................     20
         Item 3. Defaults upon Senior Securities........................     20
         Item 4  Submission of Matters to Vote of Security Holders......     20
         Item 5. Other Information......................................     21
         Item 6. Exhibits and Reports on Form 8-K.......................     21
         SIGNATURE......................................................     22
         Exhibit Index..................................................     23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                     APRIL 1,   SEPTEMBER 30,
                                                                       2001         2000
                                                                     --------   -------------
                     ASSETS
Current assets:
 Cash and cash equivalents........................................   $ 42,485    $  92,484
 Trade accounts receivable, less allowance for doubtful
  accounts of $2,510 at April 1, 2001 and $2,881 at
  September 30, 2000..............................................     91,335       73,019
 Contracts in progress............................................     17,816       23,668
 Inventories......................................................     72,208       59,104
 Other current assets.............................................      4,872        2,686
                                                                     --------   -------------
    Total current assets..........................................    228,716      250,961
Property and equipment, net.......................................     21,693       24,065
Investment in affiliate...........................................     11,484           --
Other assets, net.................................................      3,530        1,898
                                                                     --------   -------------

    Total assets..................................................   $265,423    $ 276,924
                                                                     ========   =============


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................   $ 29,314    $  28,536
 Accrued expenses and other liabilities...........................     29,048       32,479
 Accrued legal and restructuring costs............................      7,637           --
 Current portion of obligation under capital lease................        188          330
 Billings in excess of revenues and customer advances.............     16,333       11,986
                                                                     --------   -------------
    Total current liabilities.....................................     82,520       73,331
Obligation under capital lease....................................         --          125
Other non-current liabilities.....................................        653          671

Minority interest.................................................        146          150
Stockholders' equity:
 Preferred stock, 400,000 shares authorized; none outstanding.....         --           --
 Common stock, $.01 par value; 75,000,000 shares authorized;
  25,352,296 and 25,011,938 issued and outstanding at April 1,
  2001 and September 30, 2000, respectively.......................        254          250
 Additional paid-in capital.......................................    257,638      252,542
 Accumulated deficit..............................................    (74,937)     (50,145)
 Accumulated other comprehensive operations.......................       (851)          --
                                                                     --------   -------------
 Total stockholders' equity.......................................    182,104      202,647
                                                                     --------   -------------
 Total liabilities and stockholders' equity.......................   $265,423    $ 276,924
                                                                     ========   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------                 ----------------
                                                      APRIL 1, 2001    APRIL 2, 2000     APRIL 1, 2001    APRIL 2, 2000
                                                      -------------    -------------     -------------    -------------
Net revenue:
   Product and equipment............................. $   79,197       $   66,541         $  161,796      $  115,704
   Services and maintenance..........................     11,994           10,128             24,247          19,658
                                                      -------------    -------------     -------------    -------------
        Total net revenue............................     91,191           76,669            186,043         135,362

Cost of revenue:
   Product and equipment.............................     67,429           39,675            123,058          70,934
   Services and maintenance..........................      8,762            6,944             16,712          13,000
                                                      -------------    -------------     -------------    -------------
        Total cost of revenue:.......................     76,191           46,619            139,770          83,934
                                                      -------------    -------------     -------------    -------------

Gross profit.........................................     15,000           30,050             46,273          51,428
Operating expenses:
   Research and development..........................     16,029           12,736             31,151          24,895
   Selling, general and administrative...............     15,498           11,600             29,589          20,615
   Restructuring and other costs.....................     11,888               --             11,888              --
                                                      -------------    -------------     -------------    -------------
        Total operating expenses.....................     43,415           24,336             72,628          45,510
                                                      -------------    -------------     -------------    -------------
Operating profit (loss)..............................    (28,415)           5,714            (26,355)          5,918
Other income, net....................................        124              292              1,320             492
Gain on investment in affiliate......................      2,485               --                868              --
                                                      -------------    -------------     -------------    -------------

Income (loss) before income taxes....................    (25,806)           6,006            (24,167)          6,410
Provision for income taxes...........................        200              200                625             310
                                                      -------------    -------------     -------------    -------------

Net income (loss).................................... $  (26,006)      $    5,806         $  (24,792)     $    6,100
                                                      =============    =============     =============    =============

Net income (loss) per common share:
   Basic............................................. $    (1.03)      $     0.25         $    (0.99)     $     0.27
   Diluted........................................... $    (1.03)      $     0.23         $    (0.99)     $     0.24
Weighted average number of shares outstanding:
   Basic.............................................     25,188           23,032             25,153          22,773
   Diluted...........................................     25,188           25,353             25,153          24,918


   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                         APRIL 1, 2001       APRIL 2, 2000
                                                                                         -------------       -------------
Cash flows from operating activities:
   Net income (loss)..............................................................        $  (24,792)         $    6,100
Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization ............................................             7,151               4,520
        Write-down of assets......................................................             8,177                 250
        Gain on investment in affiliate...........................................              (868)                 --
        Other, net................................................................               390                 619
        Changes in operating assets and liabilities:
           Trade accounts receivable..............................................           (18,968)         $  (27,284)
           Contracts in progress..................................................             5,852             (14,478)
           Inventories............................................................           (18,087)            (10,049)
           Other assets...........................................................            (2,212)              3,956
           Accounts payable.......................................................               645               7,196
           Accrued expenses and other liabilities.................................            (3,109)                951
           Accrued legal and restructuring costs..................................             7,637                  --
           Billings in excess of revenue and customer advances....................             4,391               2,026
                                                                                         -------------       -------------
Net cash used in operating activities.............................................           (33,793)            (26,193)

Cash flows from investing activities:
   Investment in affiliate........................................................           (11,467)                 --
   Purchases of property and equipment............................................            (7,627)             (6,134)
   Cash paid for contingent consideration.........................................              (156)                (88)
                                                                                         -------------       -------------
Net cash used in investing activities.............................................           (19,250)             (6,222)

Cash flows from financing activities:
   Repayment of capital lease obligations.........................................              (218)               (355)
   Proceeds from exercise of stock options and Employee Stock Purchase Plan.......             3,304              16,317
                                                                                         -------------       -------------
Net cash provided by financing activities.........................................             3,086              15,962

Effect of changes in exchange rates on cash.......................................               (42)               (699)
                                                                                         -------------       -------------
Net decrease in cash and cash equivalents.........................................           (49,999)            (17,152)

Cash and cash equivalents at beginning of period..................................            92,484              51,865
                                                                                         -------------       -------------

Cash and cash equivalents at end of period........................................        $   42,485          $   34,713
                                                                                         =============       =============
Supplemental disclosure of cash flow information:
   Non-cash transactions:
        Acquisition of Commotion Technologies.....................................        $    2,002          $       --

   The accompanying notes are an integral part of the consolidated financial statements.

                              PRI AUTOMATION, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               ------------------                       ----------------
                                                         APRIL 1, 2001       APRIL 2, 2000        APRIL 1, 2001      APRIL 2, 2000
                                                         -------------       -------------        -------------      -------------
Net income (loss)....................................    $    (26,006)       $     5,806          $   (24,792)       $     6,100

Other comprehensive operations:
   Unrealized loss on securities.....................            (851)                 -                 (851)                 -
                                                         -------------       -------------        -------------      -------------
Total other comprehensive operations:................            (851)                 -                 (851)                 -
                                                         -------------       -------------        -------------      -------------
Comprehensive operations.............................    $    (26,857)       $     5,806          $   (25,643)       $     6,100
                                                         =============       =============        =============      =============





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

PREPARATION OF FINANCIAL STATEMENTS

     The interim financial data as of April 1, 2001 and for the three and six months ended April 1, 2001 and April 2, 2000 are unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 2000 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B. INVENTORIES


                                 APRIL 1, 2001   SEPTEMBER 30, 2000
                                 -------------   ------------------
                                         (IN THOUSANDS)
Raw materials...............      $   39,970       $    43,981
Work-in-process.............          21,213             6,248
Finished goods..............          11,025             8,875
                                 -------------   ------------------
                                  $   72,208       $    59,104
                                 =============   ==================


C. INVESTMENT IN AFFILIATE

     On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a South Korean manufacturer of semiconductor cleanroom equipment and other industrial systems to assemble the Company's automated storage and retrieval systems. As part of the strategic alliance, the Company made a minority investment of $11,467,000 in Shinsung in exchange for 3,109,091 common shares and warrants to purchase an additional 3,866,900 common shares. The 3,109,091 common shares represented approximately 11% of the outstanding common shares at the time of the investment. The cost of the investment was allocated to the common shares and warrants based on their respective fair values at the time of the investment.

     The common shares are being accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are included in investment in affiliates on the consolidated balance sheet at their fair market value. The change in fair market value of the common shares during the second quarter

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


C. INVESTMENT IN AFFILIATE (CONTINUED)

resulted in an immaterial unrealized gain for the three and six months ended April 1, 2001, and is included in other comprehensive operations.

     On February 23, 2001, the Company amended the warrant agreement with Shinsung to restrict the transfer of the warrants and the underlying shares upon the warrants' exercise causing the warrants to no longer fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The change in the fair value of the warrants between the beginning of the quarter and the date of the amendment resulted in an unrealized gain of $2,485,000 which is included in the consolidated statement of operations. The change in the fair value of the warrants after February 23, 2001 resulted in an unrealized loss of $851,000 and is included in other comprehensive operations in accordance with SFAS 115 pursuant to EITF 96-11. The warrants are included in investment in affiliate on the consolidated balance sheet at their fair value.

D. ACCRUED EXPENSES AND OTHER LIABILITIES


                                                 APRIL 1, 2001     SEPTEMBER 30, 2000
                                                 -------------     ------------------
                                                          (IN THOUSANDS)
Accrued expenses...........................       $    6,431          $    9,385
Accrued compensation.......................            8,779               9,910
Warranty and contract loss reserves........           13,838              13,184
                                                 -------------     ------------------
                                                  $   29,048          $   32,479
                                                 =============     ==================

E. OTHER INCOME, NET

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 -----------------------------    -----------------------------
                                                 APRIL 1, 2001   APRIL 2, 2000    APRIL 1, 2001   APRIL 2, 2000
                                                 -------------   -------------    -------------   -------------
                                                                         (IN THOUSANDS)
Interest income, net..........................     $  495           $  484          $  1,600         $  1,000
Net translation and foreign exchange losses...       (558)            (173)             (468)            (414)
Other.........................................        187              (19)              188              (94)
                                                 -------------   -------------    -------------   -------------
                                                   $  124           $  292          $  1,320         $    492
                                                 -------------   -------------    -------------   -------------

F. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income (loss) per common share is as follows:

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

F. NET INCOME (LOSS) PER SHARE (CONTINUED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      -----------------------------    -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 APRIL 1, 2001   APRIL 2, 2000    APRIL 1, 2001   APRIL 2, 2000
                                                      -------------   -------------    -------------   -------------
Net income (loss).................................    $  (26,006)     $   5,806        $ (24,792)       $  6,100
                                                      =============   =============    =============   =============
Shares used in computation:
  Weighted average common shares outstanding......        25,188         23,032           25,153          22,773
Dilutive effect of stock options..................             -          2,321                -           2,145
                                                      -------------   -------------    -------------   -------------
Weighted average diluted shares outstanding.......        25,188         25,353           25,153          24,918
                                                      =============   =============    =============   =============
Basic net income (loss) per common share....          $    (1.03)     $    0.25        $   (0.99)       $   0.27
Diluted net income (loss) per common share..          $    (1.03)     $    0.23        $   (0.99)       $   0.24


     Options to purchase 37,810 and 158,511 shares of common stock outstanding during the three and six month periods ended April 2, 2000, respectively, were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and the options therefore, would be anti-dilutive under the treasury stock method.

     Options to purchase 3,341,632 and 3,247,663 shares of common stock outstanding during the three and six month periods ended April 1, 2001, respectively, were not included in the computation of diluted net loss per common share because the Company was in a loss position and the inclusion of such shares would be anti-dilutive.

G. SPECIAL CHARGES

     For the three months ended April 1, 2001, the Company recorded special charges of $16.4 million related principally to cost reduction and restructuring charges of which $11.9 million was charged to restructuring and other costs in operating expenses, and $4.5 million was charged to cost of product and equipment revenue. The charge of $11.9 million to operating expenses consisted of the following: $4.1 million for employee severance costs, $3.0 million for a reserve for legal costs to defend against a pending shareholder class action lawsuit, $2.9 million for write-downs of impaired assets, and $1.9 million for other costs including product discontinuance. The charge of $4.5 million to cost of product and equipment revenue was for inventory write-offs and costs associated with order cancellations at the Factory Systems division. In March 2001, the Company initiated a series of cost-cutting programs including a reduction in its worldwide workforce of approximately 370 people, or 20%, consisting of both temporary and regular full-time employees. Annualized savings associated with the workforce reduction are anticipated to be approximately $20 million. The Company anticipates that all actions required in the cost-cutting programs will be substantially complete by September 30, 2001.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

G. SPECIAL CHARGES (CONTINUED)

     Rollforward of Restructuring and Other Costs:



                                                                                    BALANCE SHEET
                                                       -------------------------------------------------------------------------
                                                         VALUATION ALLOWANCES          ACCRUED LEGAL AND RESTRUCTURING COSTS
                                                       -------------------------    --------------------------------------------
                                                                                                                    EXIT AND
                                   RESTRUCTURING AND                                                                PRODUCT
(IN THOUSANDS)                        OTHER COSTS                 FIXED                                LEGAL      DISCONTINUANCE
                                       PROVISION                 ASSETS             EMPLOYEE COSTS     COSTS          COSTS
                                  --------------------         ----------           -------------- ----------- -----------------
Q2 FY 01 Charge...............    $    11,888                   $  2,944              $   4,093      $  2,980    $     1,871
FY 01 Payments/ Disposals.....                                    (2,944)                    --          (181)        (1,126)
                                  --------------------         ----------           -------------- ----------- -----------------
April 1, 2001 Balance.........    $    11,888                   $     --              $   4,093      $  2,799    $       745
                                  ====================         ==========           ============== =========== =================


H. OTHER COMPREHENSIVE OPERATIONS

     SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. Accordingly, the Company has prepared Consolidated Statements of Comprehensive Operations for the three and six month periods ended April 1, 2001 and April 2, 2000. Accumulated other comprehensive operations as of April 1, 2001 consists of the unrealized loss of $851,000 on the Shinsung investment.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

I. SEGMENT REPORTING

     The Company operates in three primary segments, all within the semiconductor manufacturing capital equipment industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Systems, OEM Systems, and Software Systems. Each of the Company's operating segments includes a product and service component and have no significant intersegment revenues and expenses as all segments' revenues are generated from sales to unaffiliated customers.

     Operating segment information for the three and six months ended April 1, 2001 and April 2, 2000 is as follows:


                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
(IN THOUSANDS)                                           APRIL 1, 2001*      APRIL 2, 2000        APRIL 1, 2001*      APRIL 2, 2000
                                                         --------------      -------------        --------------      -------------
TOTAL NET REVENUE TO UNAFFILIATED CUSTOMERS:
   Factory Systems...................................     $    48,094         $   40,482           $    96,446         $   73,006
   OEM Systems.......................................          35,415             28,820                74,026             49,080
   Software Systems..................................           7,682              7,367                15,571             13,276
                                                         --------------      -------------        --------------      ----------
Total net revenue....................................     $    91,191         $   76,669           $   186,043         $  135,362
                                                         ==============      =============        ==============      =============
SEGMENT OPERATING PROFIT (LOSS):
   Factory Systems...................................     $   (22,712)        $       28           $   (26,903)         $  (1,604)
   OEM Systems.......................................           5,568              8,341                16,523             12,890
   Software Systems..................................          (2,308)             1,193                (2,007)             1,005
   Corporate and other expenses......................          (8,963)            (3,848)              (13,968)            (6,373)
                                                         --------------      -------------        --------------      -------------
Consolidated operating profit (loss).................         (28,415)             5,714               (26,355)             5,918
Other income, net....................................           2,609                292                 2,188                492
                                                         --------------      -------------        --------------      -------------
Consolidated income (loss) before income taxes.......     $   (25,806)        $    6,006           $   (24,167)         $   6,410


* Segment operating profit (loss) includes special charges of $10.5 million, $0.2 million, $1.8 million, and $3.9 million for Factory Systems, OEM Systems, Software Systems and Corporate, respectively.

J. RECENT ACCOUNTING PRONOUNCEMENTS

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

K. LEGAL PROCEEDINGS

     On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) KAI CHAN ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

K. LEGAL PROCEEDINGS (CONTINUED)

PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-123958-REK; (ii) JACOB J. SIEGAL ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL
G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-12414-REK; (iii) PHILLIP FRIEDMAN ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-12628-REK; and (iv) HOWARD B. FISHER ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. PRI AUTOMATION, INC., AMRAM RASIEL, MITCHELL G. TYSON AND MORDECHAI WIESLER, Civil Action No. 00-12637-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the period January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. During the second quarter of fiscal 2001 the Company accrued $3.0 million for expected legal costs related to the defense of the above litigation. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company experienced a sudden deterioration in market conditions during the second quarter of fiscal year 2001. A semiconductor industry downturn resulted in order cancellations and delays of over $50 million for the second quarter. Total backlog declined by 24% to $179 million at April 1, 2001, compared with $237 million at December 31, 2000. The Company also incurred a second quarter operating loss of $12.0 million, before special charges of $16.4 million, principally due to manufacturing inefficiencies attributable to excess manufacturing capacity and an unfavorable change in product mix at Factory Systems. As a result of the long sales cycle for its products and the current industry downturn, the Company does not expect to be able to quickly replace orders that its customers cancel, reduce or postpone. The Company expects to be adversely affected during the downturn cycle and report lower revenues and an operating loss for the third quarter. The Company's cost reduction programs may be insufficient to offset fixed costs associated with excess manufacturing capacity, unfavorable changes in product mix and other fixed operating expenses.

THREE MONTHS ENDED APRIL 1, 2001 VERSUS THREE MONTHS ENDED APRIL 2, 2000

The following table sets forth the percentage of net revenues and the yearly percentage in certain financial data for the periods indicated:

                                            ITEMS AS A PERCENTAGE OF NET REVENUES            PERCENT CHANGES YEAR TO YEAR
                                       -----------------------------------------------    --------------------------------
                                                                                          PRO FORMA
                                         PRO FORMA                                        APRIL 1, 2001/    APRIL 1, 2001/
Three months ended                     APRIL 1, 2001*   APRIL 1, 2001    APRIL 2, 2000    APRIL 2, 2000*    APRIL 2, 2000
                                       -------------    -------------    -------------    --------------    --------------
Revenue
  Factory Systems....................     52.8%              52.8%            52.8%            18.8%             18.8%
  OEM Systems........................     38.8               38.8             37.6             22.9              22.9
  Software Systems...................      8.4                8.4              9.6              4.3               4.3
                                       -------------    -------------    -------------    --------------    --------------
Total revenue........................    100.0%             100.0%           100.0%            18.9%             18.9%

Cost of revenue......................     78.6               83.6             60.8             53.8              63.4
                                       -------------    -------------    -------------    --------------    --------------
Gross profit.........................     21.4%              16.4%            39.2%           (35.1)%           (50.1)%

Operating expenses:
  Research & development.............     17.6               17.6             16.6             25.9              25.9
  Selling, general & administrative..     17.0               17.0             15.1             33.6              33.6
  Restructuring and other costs......        -               13.0                -                -             100.0
                                       -------------    -------------    -------------    --------------    --------------
Total operating expenses.............     34.6%              47.6%            31.7%            29.5%             78.4%
                                       =============    =============    =============    ==============    ==============

Operating profit (loss)..............    (13.2)%            (31.2)%            7.5%          (310.6)%          (597.3)%
Other income, net....................      2.9                2.9              0.1            793.5             793.5
                                       -------------    -------------    -------------    --------------    --------------

Income (loss) before income taxes....    (10.3)%            (28.3)%            7.6%          (256.9)%          (529.7)%
Tax provision........................        -                  -                -                -                 -
                                       -------------    -------------    -------------    --------------    --------------
Net income (loss)....................    (10.3)%            (28.3)%            7.6%          (265.7)%          (547.9)%

* Pro forma results exclude special charges

TOTAL NET REVENUE: Net revenue for the three months ended April 1, 2001 increased 18.9% to $91.2 million, compared with $76.7 million for the corresponding period in fiscal year 2000. Revenue increased at each of the Company's operating segments in the second quarter compared to the previous year. Contributing to this revenue growth, OEM Systems net revenue increased by 22.9% and Factory Systems net revenue increased by 18.8% as compared with the corresponding three-month period of fiscal year 2000. In addition, net revenue for Software Systems increased by 4.3%, as compared with the corresponding three-month period of fiscal year 2000. The improvement in total net revenue in fiscal year 2001 was primarily due to higher unit sales of product and equipment as the Company began the quarter with record order backlog.

     International revenues for the three months ended April 1, 2001 were $29.0 million, or 31.8% of total net revenue. This compares with $31.4 million, or 41.0% of total net revenue, for the corresponding period in fiscal year 2000. The decrease in international sales for the three months ended April 1, 2001 was a result of order cancellations and delays from several foreign customers during the second half of the quarter.

GROSS PROFIT: Pro forma gross profit, excluding special charges of $4.5 million, for the three months ended April 1, 2001 was $19.5 million. This compares with $30.0 million for the corresponding period in fiscal year 2000. The pro forma gross profit as a percentage of revenues for the three months ended April 1, 2001 was 21.4%, compared with 39.2% for the corresponding period in the prior year. The margin decrease occurred principally at the Factory Systems division. Factory Systems began the second quarter of fiscal 2001 increasing production and adding capacity to satisfy a substantial order backlog. Midway through the quarter, the division experienced sudden customer order cancellations and delays in scheduled shipment beyond the quarter of over $50 million. As a result, the division incurred significant manufacturing inefficiencies, an unfavorable change in product mix, and was unable to react quickly enough to reduce expenses.

RESEARCH AND DEVELOPMENT: Research and development expenses for the three months ended April 1, 2001 were $16.0 million, representing 17.6% of total net revenue. This compares to $12.7 million, or 16.6% of total net revenue for the corresponding period in fiscal year 2000. The increase of $3.3 million in the second quarter compared with the previous year's quarter is principally due to the Company's investments in next-generation automation system products, including inter-floor transport systems, automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Systems and OEM Systems segments, as well as in its new software products, including manufacturing execution systems.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the three months ended April 1, 2001 were $15.5 million, representing 17.0% of total net revenue. This compares to $11.6 million, or 15.1% of total net revenue for the corresponding period in fiscal year 2000. Selling, general and administrative expenses increased by $3.9 million compared to the prior year's second quarter principally due to increased marketing efforts and expenses associated with higher sales volume.

SPECIAL CHARGES: For the three months ended April 1, 2001 the Company recorded special charges of $16.4 million related principally to cost reduction and restructuring charges of which $11.9 million was charged to restructuring and other costs in operating expenses, and $4.5 million was charged to cost of product and equipment revenue. The charge of $11.9 million to operating expenses consisted of the following: $4.1 million for employee severance costs, $3.0 million for a reserve for legal costs to defend against a pending shareholder class action lawsuit, $2.9 million for write-downs of impaired assets, and $1.9 million for other costs including product discontinuance. The charge of $4.5 million to cost of product and equipment revenue was for inventory write-offs and costs associated with order cancellations at Factory Systems division. The Company has instituted a series of cost-cutting programs including a reduction in its worldwide workforce of approximately 370 people, or 20 percent, consisting of both temporary and regular full-time employees. Annualized savings associated with the workforce reduction are anticipated to be $20 million.

OPERATING PROFIT (LOSS): As a result of the decline in gross profit and the other previously mentioned increases in operating expenses, the pro forma operating loss, before special charges, for the three months ended April 1, 2001 was $12.0 million, or 13.2% of total net revenue. This compares to operating profit of $5.7 million, or 7.5% of total net revenue for the corresponding period in fiscal year 2000.

GAIN ON INVESTMENT IN AFFILIATE: On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a publicly traded South Korean manufacturer of semiconductor cleanroom equipment and other industrial systems, to assemble automated storage and retrieval systems for the Company. As part of the strategic alliance, the Company made a minority investment in Shinsung in exchange for common shares and warrants to purchase common shares. The change in the fair value of the warrants resulted in a unrealized gain of $2,485,000 for the quarter ended April 1, 2001.

NET INCOME (LOSS): Net loss for the three months ended April 1, 2001 was $26.0 million or $1.03 per share compared with net income of $5.8 million or $0.23 per share for the corresponding period in fiscal year 2000. Excluding special charges of $16.4 million, pro forma net loss for the three months ended April 1, 2001 would have been $9.6 million or $0.38 per share.


SIX MONTHS ENDED APRIL 1, 2001 VERSUS SIX MONTHS ENDED APRIL 2, 2000

The following table sets forth the percentage of net revenues and the yearly percentage in certain financial data for the periods indicated:

                                            ITEMS AS A PERCENTAGE OF NET REVENUES            PERCENT CHANGES YEAR TO YEAR
                                       -----------------------------------------------    --------------------------------
                                                                                          PRO FORMA
                                         PRO FORMA                                        APRIL 1, 2001/    APRIL 1, 2001/
Six months ended                       APRIL 1, 2001*   APRIL 1, 2001    APRIL 2, 2000    APRIL 2, 2000*    APRIL 2, 2000
                                       -------------    -------------    -------------    --------------    --------------
Revenue
  Factory Systems                         51.8%              51.8%           53.9%             32.1%             32.1%
  OEM Systems                             39.8               39.8            36.3              50.8              50.8
  Software Systems                         8.4                8.4             9.8              17.3              17.3
                                       -------------    -------------    -------------    --------------    --------------
Total revenue                            100.0%             100.0%          100.0%             37.4              37.4

Cost of revenue                           72.7               75.1            62.0              61.2              66.5
                                       -------------    -------------    -------------    --------------    --------------
Gross profit                              27.3%              24.9%           38.0%             (1.3)%           (10.0)%

Operating expenses:
  Research & development                  16.8               16.8            18.4              25.1              25.1
  Selling, general &                      15.9               15.9            15.2              43.5              43.5
  administrative
  Restructuring and other costs              -                6.4               -                 -             100.0
                                       -------------    -------------    -------------    --------------    --------------
Total operating expenses                  32.7%              39.1%           33.6%             33.5%             59.6%
                                       -------------    -------------    -------------    --------------    --------------

Operating profit (loss)                   (5.4)%            (14.2)%           4.4%           (268.5)%          (545.3)%
Other income, net                          1.1                1.1             0.1             344.7             344.7
                                       -------------    -------------    -------------    --------------    --------------

Income (loss) before income taxes         (4.3)%            (13.1)%           4.5%           (221.4)%          (477.0)%
Tax provision                              0.1                0.1               -             101.6             101.6
                                       -------------    -------------    -------------    --------------    --------------

Net income (loss)                         (4.4)%            (13.2)%           4.5%           (237.8)%          (506.4)%

* Pro forma results exclude special charges

TOTAL NET REVENUE: Net revenue for the six months ended April 1, 2001 increased 37.4% to $186.0 million, compared with $135.4 million for the corresponding period in fiscal year 2000. Revenue increased at each of the Company's operating segments compared to the previous year. Contributing to this revenue growth, OEM Systems net revenue increased by 50.8% and Factory Systems net revenue increased by 32.1% as compared with the corresponding six-month period of fiscal year 2000. In addition, net revenue for Software Systems increased by 17.3% as compared with the corresponding six-month period of fiscal year 2000. The improvement in total net revenue was primarily due to increases in unit sales of product and equipment.

     International revenues for the six months ended April 1, 2001 were $67.8 million, or 36.4% of total net revenue. This compares with $56.3 million, or 41.6% of total net revenue, for the corresponding period in fiscal year 2000. The overall decrease in the percentage of international sales compared to total revenue for the six months ended April 1, 2001 was a result of order cancellations and delays from several foreign customers during the second quarter of fiscal year 2001.

GROSS PROFIT: Pro forma gross profit, excluding special charges, for the six months ended April 1, 2001 was $50.8 million. This compares with $51.4 million for the corresponding period in fiscal year 2000. The pro forma gross profit as a percentage of revenues for the six months ended April 1, 2001 was 27.3% compared with 38.0% for the corresponding period in the prior year. The gross profit percentage decline occurred principally at the Factory Systems division. Factory Systems began the second quarter of fiscal 2001 increasing production and adding capacity to satisfy a substantial order backlog. Midway through the second quarter, the division experienced sudden customer order cancellations and delays in scheduled shipment beyond the quarter of over $50 million. As a result, the division incurred significant manufacturing inefficiencies, an unfavorable change in product mix, and was unable to react quickly enough to reduce expenses.

RESEARCH AND DEVELOPMENT: Research and development expenses for the six months ended April 1, 2001 were $31.2 million, representing 16.8% of total net revenue. This compares with $24.9 million, or 18.4% of total net revenue for the corresponding period in fiscal year 2000. The increase of $6.3 million in the second quarter spending compared with the previous year's quarter is principally due to the Company's investments in next-generation automation system products, including inter-floor transport systems, automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Systems and OEM Systems segments, as well as in its new software products, including manufacturing execution systems.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the six months ended April 1, 2001 were $29.6 million, or 15.9% of total net revenue. This compares with $20.6 million, or 15.2% of total net revenue for the corresponding period in fiscal year 2000. Selling, general and administrative expenses increased by $9.0 million compared to the prior year's second quarter due to increased marketing efforts and the expenses associated with higher sales volume.

SPECIAL CHARGES: For the six months ended April 1, 2001, the Company recorded special charges of $16.4 million related principally to cost reduction and restructuring charges of which $11.9 million was charged to restructuring and other costs in operating expenses, and $4.5 million was charged to cost of sales.

OPERATING PROFIT (LOSS): As a result of the previously mentioned increases in operating expenses, the pro forma operating loss, before special charges, for the six months ended April 1, 2001 was $10.0 million, or 5.4% of total net revenue. This compares with operating profit of $5.9 million, or 4.4% of total net revenue for the corresponding period in fiscal year 2000.

GAIN ON INVESTMENT IN AFFILIATE: The change in the fair value of the Shinsung warrants for the six months ended April 1, 2001 was $868,000.

NET INCOME (LOSS): Net loss for the six months ended April 1, 2001 was $24.8 million or $0.99 per share compared with net income of $6.1 million or $0.24 per share for the corresponding period in fiscal year 2000. Excluding special charges, net loss for the six months ended April 1, 2001 would have been $8.4 million or $0.33 per share.

FINANCIAL CONDITION

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended April 1, 2001 was $33.8 million, compared to $26.2 million of net cash used in operating activities for the corresponding period in fiscal 2000. Net cash used in operating activities was primarily attributable to cash flow used by the net loss of $24.8 million, increases to inventories of $18.1 million, accounts receivable of $19.0 million, and a decrease in accrued expenses of $3.1 million. These uses of cash were partially offset by the cash flow provided by the decrease of contracts in progress of $5.9 million, and increases in accrued legal and restructuring costs of $7.6 million, accounts payable of $0.6 million and deferred revenue and customer deposits of $4.4 million. The net cash used in operations and the related decrease in working capital was due to the prior growth in customer orders, revenues and overall operations. However, due to customer order cancellations and delays and the current industry downturn, the Company anticipates that its working capital requirements will be decreased for the remainder of the current fiscal year.

     Net cash used in investing activities for the six months ended April 1, 2001 was $19.3 million, compared to $6.2 million for the corresponding period in fiscal year 2000. The increase is principally attributable to the Company's $11.5 million minority investment in Shinsung Eng. Co. Ltd., to support its strategic alliance with the Korean company.

     Net cash provided by financing activities for the six months ended April 1, 2001 was $3.1 million, compared to $16.0 million for the corresponding period of fiscal year 2000. This decrease is principally related to higher proceeds from the exercise of stock options during the prior year.

     On December 14, 2000, the Company entered into an amended revolving credit facility agreement with Chase Manhattan Bank (the "Bank") which expired on March 31, 2001. The revolving credit facility allowed the Company to borrow up to $20,000,000 on an unsecured basis. The Company is currently negotiating with several financial institutions in order to secure a future financing facility. The Company believes its existing cash balances and access to future financing will be sufficient for at least the current fiscal year. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

     CHANGES IN FINANCIAL CONDITION

     As of April 1, 2001 the Company had working capital of $146.2 million, including cash and cash equivalents of $42.5 million, compared to working capital of $177.6 million including cash and cash equivalents of $92.5 million as of September 30, 2000. The ratio of current assets to current liabilities was
2.77 : 1 at April 1, 2001 compared with 3.42 : 1 at September 30, 2000.

     Accounts receivable at April 1, 2001 increased by $19.0 million from the beginning of the fiscal year primarily due to the higher sales volume. Receivable days sales outstanding were 90 days in the second quarter of fiscal year 2001 compared with 69 days for the second quarter of fiscal year 2000. Inventories at April 1, 2001 increased by $18.1 million from the beginning of the fiscal year. The increase was primarily due to the Company's significant order backlog at the beginning of the second quarter. Accrued legal and restructuring costs increased by $7.6 million from the beginning of the fiscal year due to the special charges the Company incurred during the second quarter.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's expectations concerning its future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements are forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to the factors discussed in the Company's Registration Statement on Form S-3, file No. 333-60180, filed with the Securities and Exchange Commission, and the other factors discussed below.

     The Company's future results face the following risks and uncertainties: the semiconductor industry has historically experienced downturns that adversely affected the Company's operating results, and reduced demand for semiconductors in the future could jeopardize the Company's plans; the Company may have difficulty managing its operations in response to fluctuating demand; and the Company has significant fixed costs, which are not easily reduced during a downturn.

     In addition to the foregoing, the following additional factors could cause material fluctuations in the Company's future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition, operating results and stock price; oversupply in the semiconductor market may in the future reduce demand for capital equipment, including for the Company's systems; the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly, and its stock price could fall if its operating results are below the expectations of analysts or investors; delay in the Company's shipment of a single system could substantially decrease its sales for a period; new accounting guidance could result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system, which leaves it vulnerable to cost overruns; the Company has experienced and may continue to experience capacity constraints during high growth periods which may limit the Company's ability to take advantage of business opportunities during such periods, such as manufacturing problems related to new products that may adversely affect the Company's results of operations; during periods of high growth, the Company is required to increase its cost structure to support anticipated customer services and such cost increases may occur before related revenue increases; the Company maintains inventory to support production which, due to the evolution of products and the cyclical nature of demand, may be rendered obsolete; in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns; the Company has a limited number of customers, and the loss, cancellation or delay of any order by these customers could harm its business; the Company does not have long-term purchase agreements with its customers, and as a result its customers could stop purchasing its products and services at any time; demand for less expensive semiconductors is increasing pressure to reduce prices in the Company's industry; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company's ongoing investments in the Asia-Pacific market may not be successful; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than expected, and competition for early 300mm orders may be intense; it is difficult to hire and retain the managerial and technical employees that the Company needs; the Company's international operations create special risks; the volatility of the Company's investment in its affiliate, Shinsung Engineering Co. Ltd., could result in significant gains or losses in future periods; the Company faces significant competition from other automation companies, which may limit the prices the Company can charge for its systems and may cause it to lose sales; the Company must continually improve its technology to remain competitive; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mordechai Wiesler and Mitchell G. Tyson; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the market price of the Company's common stock is volatile, which could result in substantial losses for investors purchasing shares; the Company may need additional financing, which could be difficult to obtain; provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a minority investment in Shinsung, the common stock of which trades on the Korean Stock Exchange. This investment consists of common stock and warrants to purchase common stock denominated in Korean won. Accordingly the Company is exposed to market risk attributable to adverse movements in both the Korean stock market as well as the Korean won. There have been no other significant changes in the Company's exposure to market risks since September 30, 2000. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-123958-REK; (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12414-REK; (iii) Phillip Friedman On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12628-REK; and (iv) Howard B. Fisher On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12637-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. Accordingly, during the second quarter of fiscal 2001 the Company accrued $3.0 million for expected legal costs related to the defense of the above litigation. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations. From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant's annual meeting of stockholders was held on March 16, 2001 at which one matter was submitted to a vote of security holders: the election of Mordechai Wiesler, Mitchell G. Tyson, Amram Rasiel, Boruch B. Frustajer, Alexander V. d'Arbeloff and Kenneth Thompson as directors of the Registrant for a one year term ending in 2002. As of February 9, 2001, the record date for the meeting, there were outstanding 25,153,793 shares of the Registrant's common stock entitled to vote at the meeting. At the meeting, 21,759,312 shares were represented in person or by proxy. At the meeting, the vote with respect to the matter proposed to the stockholders was as follows:

         ELECTION OF DIRECTORS          FOR                   WITHHELD
         Mr. Wiesler                    21,568,109            191,203
         Mr. Tyson                      21,565,591            193,721
         Mr. Rasiel                     21,561,636            197,676
         Mr. Frustajer                  21,541,781            217,531
         Mr. d'Arbeloff                 21,564,242            195,070
         Mr. Thompson                   21,542,135            217,177

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

 EXHIBIT
  NUMBER   DESCRIPTION

     3.1 Restated Articles of Organization and amendments thereto (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for Year Ended September 30, 200 and incorporated herein by reference).
     3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).
    10.1 First Amendment to the Bond Subscription Agreement dated as of February 23, 2001 by and between the Company and Shinsung Eng.
           Co. Ltd.

-----------

     b) Reports on Form 8-K

        On May 2, 2001, the Registrant filed a report on Form 8-K disclosing that on April 19, 2001, the Registrant announced in a press release its financial results for the fiscal quarter ended April 1, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRI AUTOMATION, INC.
Date: May 15, 2001                     By:

                                           Cosmo S. Trapani
                                           Duly Authorized Officer and
                                           Principal Financial Officer

                                  EXHIBIT INDEX



 EXHIBIT
  NUMBER   DESCRIPTION

    3.1   Restated Articles of Organization and amendments thereto (filed as
          Exhibit 3.1 to the Company's Annual Report on Form 10-K for Year
          Ended September 30, 200 and incorporated herein by reference).
    3.2   Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).
   10.1 First Amendment to the Bond Subscription Agreement dated as of February 23, 2001 by and between the Company and Shinsung Eng.
          Co. Ltd.
-----------