Form 10-Q
period 2001-07-01
PRI AUTOMATION INC
filed 2001-08-10
CIK 927362

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24934

PRI AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04–2495703
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

805 Middlesex TurnpikeBillerica, MA	01821–3986
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (978) 670-4270

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             The number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2001:

Class	Number of Shares Outstanding

Common Stock, $.01 par value	25,397,507

PRI AUTOMATION, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRI AUTOMATION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 1, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$62,864	$92,484
Trade accounts receivable, less allowance for doubtful accounts of $2,173 at July 1, 2001 and $2,881 at September 30, 2000	70,032	73,019
Contracts in progress	4,778	23,668
Inventories	63,652	59,104
Other current assets	2,950	2,686

Total current assets	204,276	250,961
Property and equipment, net	21,637	24,065
Investment in affiliate	11,538	—
Other assets, net	3,275	1,898

Total assets	$240,726	$276,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,690	$28,536
Accrued expenses and other liabilities	28,821	32,479
Accrued legal and restructuring costs	5,850	—
Current portion of obligation under capital lease	103	330
Billings in excess of revenues and customer advances	14,852	11,986

Total current liabilities	71,316	73,331
Obligation under capital lease	—	125
Other non–current liabilities	634	671

Minority interest	219	150
Stockholders' equity:
Preferred stock, 400,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 25,397,507 and 25,011,938 issued and outstanding at July 1, 2001 and September 30, 2000, respectively	254	250
Additional paid–in capital	258,214	252,542
Accumulated deficit	(89,114)	(50,145)
Accumulated other comprehensive loss	(797)	—

Total stockholders' equity	168,557	202,647

Total liabilities and stockholders' equity	$240,726	$276,924

The accompanying notes are an integral part of the consolidated financial statements

PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net revenue:
Product and equipment	$61,955	$78,360	$223,751	$194,064
Services and maintenance	13,235	10,513	37,482	30,171

Total net revenue	75,190	88,873	261,233	224,235

Cost of revenue:
Product and equipment	54,007	44,884	177,065	115,818
Services and maintenance	8,382	7,545	25,094	20,545

Total cost of revenue:	62,389	52,429	202,159	136,363

Gross profit	12,801	36,444	59,074	87,872
Operating expenses:
Research and development	15,305	14,061	46,456	38,956
Selling, general and administrative	11,465	13,152	41,054	33,767
Restructuring and other costs	—	—	11,888	—

Total operating expenses	26,770	27,213	99,398	72,723

Operating profit (loss)	(13,969)	9,231	(40,324)	15,149
Other income, net	580	1,017	1,900	1,509
Gain on investment in affiliate	—	—	868	—

Income (loss) before income taxes	(13,389)	10,248	(37,556)	16,658
Provision for income taxes	788	417	1,413	727

Net income (loss)	$(14,177)	$9,831	$(38,969)	$15,931

Net income (loss) per common share:
Basic	$(0.56)	$0.41	$(1.54)	$0.69
Diluted	$(0.56)	$0.38	$(1.54)	$0.63
Weighted average number of shares outstanding:
Basic	25,384	24,158	25,230	23,235
Diluted	25,384	26,079	25,230	25,305

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended

	July 1, 2001	July 2, 2000

Cash flows from operating activities:
Net income (loss)	$(38,969)	$15,931
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,777	7,081
Write-down of assets	3,785	—
Provision for write-down of inventories	5,275	950
Gain on investment in affiliate	(868)	—
Other, net	638	651
Changes in operating assets and liabilities:
Trade accounts receivable	1,758	(31,431)
Contracts in progress	18,890	(21,192)
Inventories	(10,414)	(33,622)
Other assets	(326)	3,555
Accounts payable	(6,791)	15,796
Accrued expenses and other liabilities	(2,847)	5,870
Accrued legal and restructuring costs	5,850	—
Billings in excess of revenue and customer advances	2,862	1,081

Net cash used in operating activities	(11,380)	(35,330)

Cash flows from investing activities:
Investment in affiliate	(11,467)	—
Purchases of property and equipment	(10,096)	(10,710)
Cash paid for contingent consideration	(224)	(88)

Net cash used in investing activities	(21,787)	(10,798)

Cash flows from financing activities:
Repayment of capital lease obligations	(303)	(465)
Proceeds from common stock offering, net	—	90,002
Proceeds from exercise of stock options and Employee Stock Purchase Plan	3,947	18,419

Net cash provided by financing activities	3,644	107,956

Effect of changes in exchange rates on cash	(97)	(763)

Net (decrease) increase in cash and cash equivalents	(29,620)	61,065

Cash and cash equivalents at beginning of period	92,484	51,865

Cash and cash equivalents at end of period	$62,864	$112,930

Supplemental disclosure of cash flow information:
Non–cash transactions:
Acquisition of Commotion Technologies	$2,002	$—

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)
(Unaudited)

	Three months ended		Nine months ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net income (loss)	$(14,177)	$9,831	$(38,969)	$15,931

Other comprehensive income (loss):
Unrealized gain (loss) on securities	54	-	(797)	-

Total other comprehensive income (loss)	54	-	(797)	-

Comprehensive income (loss)	$(14,123)	$9,831	$(39,766)	$15,931

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Accounting Policies

Basis of Presentation

             The condensed consolidated financial statements include the accounts of PRI Automation, Inc., its wholly–owned domestic subsidiaries and its wholly–owned and majority–owned foreign subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

Preparation of Financial Statements

             The interim financial data as of July 1, 2001 and for the three and nine months ended July 1, 2001 and July 2, 2000  are unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 2000 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

             For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  Inventories

	July 1, 2001	September 30, 2000

	(in thousands)

Raw materials	$35,337	$43,981
Work–in–process	15,344	6,248
Finished goods	12,971	8,875

	$63,652	$59,104

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

             The common shares are being accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are included in investment in affiliate on the consolidated balance sheet at their fair market value.  The change in the fair market value of the common shares resulted in an unrealized gain of $47,000 for the three and nine months ended July 1, 2001, and is included in other comprehensive operations.

             On February 23, 2001, the Company amended the warrant agreement with Shinsung to restrict the transfer of the warrants and the underlying shares upon the warrants’ exercise causing the warrants to no longer fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in the fair value of the warrants between the beginning of the fiscal year 2001 and the date of the amendment resulted in an unrealized gain of $868,000 which is included in the consolidated statement of operations for the nine months ended July 1, 2001.  The change in the fair value of the warrants after February 23, 2001 resulted in an unrealized gain (loss) of $7,000 and ($844,000) for the three and nine months ended July 1, 2001, respectively, and is included in other comprehensive operations. The warrants are included in investment in affiliate on the consolidated balance sheet at their fair value.

D.  Accrued Expenses and Other Liabilities

	July 1, 2001	September 30, 2000

	(in thousands)

Accrued expenses	$8,249	$9,385
Accrued compensation	6,492	9,910
Warranty and contract loss reserves	14,080	13,184

	$28,821	$32,479

E.  Other Income, Net

	Three months ended		Nine months ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

	(in thousands)

Interest income, net	$931	$1,012	$2,531	$2,012
Net translation and foreign exchange losses	(572)	(39)	(1,040)	(453)
Other	221	44	409	(50)

	$580	$1,017	$1,900	$1,509

F.  Net Income (Loss) Per Share

             Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. A reconciliation between basic and diluted net income (loss) per common share is as follows:

	Three months ended		Nine months ended

(in thousands, except per share data)	July 1, 2001	July 2, 2000	July 1,2001	July 2, 2000

Net income (loss)	$(14,177)	$9,831	$(38,969)	$15,931

Shares used in computation:
Weighted average common shares outstanding.	25,384	24,158	25,230	23,235
Dilutive effect of stock options	-	1,921	-	2,070

Weighted average diluted shares outstanding	25,384	26,079	25,230	25,305

Basic net income (loss) per common share	$(0.56)	$0.41	$(1.54)	$0.69
Diluted net income (loss) per common share	$(0.56)	$0.38	$(1.54)	$0.63

             Options to purchase 194,455 and 493,186 shares of common stock outstanding during the three and nine month periods ended July 1, 2001, respectively, were not included in the computation of diluted net loss per common share because the Company was in a loss position and the inclusion of such shares would have been anti-dilutive.  In addition, options to purchase 3,945,167 and 2,608,837 shares of common stock outstanding during the three and nine month periods ended July 1, 2001, respectively, were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of the common shares, and the options, therefore, would be anti-dilutive under the treasury stock method.

             Options to purchase 175,523 and 164,182 shares of common stock outstanding during the three and nine month periods ended July 2, 2000, respectively, were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares, and the options therefore, would be anti-dilutive under the treasury stock method.

G.  Special Charges

               During the three months ended April 1, 2001, the Company recorded special charges of $16.4 million related principally to cost reduction and restructuring charges of which $11.9 million was charged to restructuring and other costs in operating expenses, and $4.5 million was charged to cost of product and equipment revenue. The charge of $11.9 million to operating expenses consisted of the following: $4.1 million for employee severance costs, $3.0 million for a reserve for legal costs to defend against a pending shareholder class action lawsuit, $2.9 million for write-downs of impaired assets, and $1.9 million for other costs including product discontinuance.  The charge of $4.5 million to cost of product and equipment revenue was for inventory write-offs and costs associated with order cancellations at the Factory Systems division.  In March 2001, the Company initiated a series of cost-cutting programs including a reduction in its worldwide workforce of approximately 370 people, or 20%, consisting of both temporary and regular full-time employees. Annualized savings associated with the workforce reduction are anticipated to be approximately $20 million.  The Company anticipates that all actions required in the cost-cutting programs will be substantially complete by September 30, 2001.

             Rollforward of Restructuring and Other Costs:

	Balance Sheet

		Valuation Allowances	Accrued Legal and Restructuring Costs

(in thousands)	Restructuring and Other Costs Provision	Fixed Assets	Employee Costs	Legal Costs	Exit and Product Discontinuance Costs

Q2 FY 01 Charge	$11,888	$2,944	$4,093	$2,980	$1,871
FY 01 Payments/ Disposals		(2,944)	(1,319)	(225)	(1,550)

July 1, 2001 Balance	$11,888	$—	$2,774	$2,755	$321

H. Other Comprehensive Income (Loss)

             SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements.  Accordingly, the Company has prepared Consolidated Statements of Comprehensive Operations for the three and nine month periods ended July 1, 2001 and July 2, 2000.  Accumulated other comprehensive loss as of July 1, 2001 consists of the unrealized loss of $797,000 on the Shinsung investment.

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

             Operating segment information for the three and nine months ended July 1, 2001 and July 2, 2000  is as follows:

	Three Months Ended		Nine Months Ended

(in thousands)	July 1, 2001	July 2, 2000	July 1, 2001*	July 2, 2000

Total net revenue to unaffiliated customers:
Factory Systems	$52,216	$40,681	$148,662	$113,687
OEM Systems	18,558	33,898	92,584	82,978
Software Systems	4,416	14,294	19,987	27,570

Total net revenue	$75,190	$88,873	$261,233	$224,235

Segment operating profit (loss):
Factory Systems	$(6,867)	$(2,632)	$(33,770)	$(4,236)
OEM Systems	(174)	9,826	16,349	22,716
Software Systems	(3,055)	6,757	(5,062)	7,762
Corporate and other expenses	(3,873)	(4,720)	(17,841)	(11,093)

Operating profit (loss)	(13,969)	9,231	(40,324)	15,149
Other income, net	580	1,017	2,768	1,509

Income (loss) before income taxes	$(13,389)	$10,248	$(37,556)	$16,658

* Segment operating profit (loss) includes special charges of $10.5 million, $0.2 million, $1.8 million and $ 3.9 million for Factory Systems, OEM Systems, Software Systems and Corporate, respectively.

J.  Recent Accounting Pronouncements

             In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is still evaluating SAB 101 and its potential impact,  However, it is expected that SAB 101 will require the Company to change certain aspects of its current revenue recognition policy,  including the treatment of  amounts due upon final customer acceptance.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets."  SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  “SFAS No. 142” requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and may be adopted by the Company on October 1, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

K.  Legal Proceedings

             On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-123958-REK; (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12414-REK; (iii) Phillip Friedman On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12628-REK; and (iv) Howard B. Fisher On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00-12637-REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the period January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. The court has appointed lead plaintiff in the case. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. During the second quarter of fiscal 2001 the Company accrued $3.0 million for expected legal costs related to the defense of the above litigation. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

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

             Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continued to experience a deterioration in market conditions during the third quarter of fiscal year 2001 as a result of the semiconductor capital equipment industry downturn.  The Company’s third quarter operating loss of $14.0 million was $2.0 million higher than the previous quarter, excluding special charges, as all three operating segments incurred losses.  Factory Systems incurred an operating loss of $6.9 million principally due to manufacturing inefficiencies attributable to excess manufacturing capacity and unfavorable changes in product mix.  The Company’s OEM Systems and Software Systems operating segments incurred operating losses of $0.2 million and $3.1 million, respectively, due principally to lower turns business in the third quarter. Turns business is comprised of orders that are received and shipped in the same quarter and have historically accounted for a major portion of OEM Systems and Software Systems revenue.

As a result of the long sales cycle for some of its products and the semiconductor capital equipment industry downturn, the Company does not expect to be able to quickly replace orders that its customers may cancel, reduce or postpone.  Total backlog declined by 22% to $139 million at July 1, 2001, compared with $179 million at April 1, 2001. The Company expects to continue to be adversely affected during the downturn cycle and report lower revenues and an operating loss for the fourth quarter.  The Company’s ongoing cost reduction programs may be insufficient to offset fixed costs associated with excess manufacturing capacity, unfavorable changes in product mix and other fixed operating expenses.

Three months ended July 1, 2001 versus three months ended July 2, 2000

The following table sets forth the percentage of net revenues and the yearly percentage in certain financial data for the periods indicated:

	Items as a percentage of net revenues		Percent changes year to year

Three months ended	July 1, 2001	July 2, 2000	July 1, 2001 / July 2, 2000

Revenue
Factory Systems	69.4%	45.8%	28.4%
OEM Systems	24.7	38.1	(45.3)
Software Systems	5.9	16.1	(69.1)

Total revenue	100.0%	100%	(15.4)%

Cost of revenue	83.0	59.0	19.0

Gross profit	17.0%	41.0%	(64.9)%
Operating expenses:
Research & development	20.4	15.8	8.8
Selling, general & administrative	15.2	14.8	(12.8)

Total operating expenses	35.6%	30.6%	(1.6)%

Operating profit (loss)	(18.6)%	10.4%	(251.3)%
Other income, net	0.8%	1.1%	(43.0)%

Income (loss) before income taxes	(17.8)%	11.5%	(230.6)%
Tax provision	1.1	0.4	89.0

Net income (loss)	(18.9)%	11.1%	(244.2)%

Total net revenue:  Net revenue for the three months ended July 1, 2001 decreased 15.4% to $75.2 million,  compared with $88.9 million for the corresponding period in fiscal year 2000. Revenue increased at Factory Systems and decreased at OEM Systems and Software Systems in the third quarter compared to the previous year. Factory Systems net revenue increased by 28.4% over the prior year primarily due to higher unit sales of product and equipment as the Company continued to fulfill its backlog requirements booked prior to the downturn. Conversely, net revenue for OEM Systems and Software Systems decreased by 45.3% and 69.1%, respectively, as compared with the corresponding three-month period of fiscal year 2000. The decline in total net revenue was primarily due to the continued semiconductor capital equipment industry downturn which negatively impacted business for the quarter.

             International revenues for the three months ended July 1, 2001 were $24.1 million, or 32.0% of total net revenue. This compares with $31.9 million, or 35.9% of total net revenue, for the corresponding period in fiscal year 2000. The decrease in international sales for the three months ended July 1, 2001 was a result of order cancellations and delays from several foreign customers during the second quarter of fiscal year 2001.

Gross profit: Gross profit for the three months ended July 1, 2001 was $12.8 million. This compares with $36.4 million for the corresponding period in fiscal year 2000. The gross profit as a percentage of revenues for the three months ended July 1, 2001 was 17.0%, compared with 41.0% for the corresponding period in the prior year. The gross profit percentage decline occurred across all three of the Company’s operating segments. Gross profit at Factory Systems declined principally due to manufacturing inefficiencies attributable to excess manufacturing capacity, an unfavorable change in product mix, and higher warranty costs on new products.  In addition, the Company’s OEM Systems and Software Systems operating segments reported lower gross profit principally due to lower turns business resulting from the current industry downturn.

Research and development:  Research and development expenses for the three months ended July 1, 2001 were $15.3 million, representing 20.4% of total net revenue. This compares to $14.1 million, or 15.8% of total net revenue for the corresponding period in fiscal year 2000. The increase of $1.2 million in the third quarter compared with the corresponding period in fiscal year 2000 is principally due to the Company's investments in next-generation automation system products, including inter-floor transport systems, automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Systems and OEM Systems operating segments, as well as in its new software products, including manufacturing execution systems.

Selling, general and administrative:  Selling, general and administrative expenses for the three months ended July 1, 2001 were $11.5 million, representing 15.2% of total net revenue. This compares to $13.2 million, or 14.8% of total net revenue for the corresponding period in fiscal year 2000. Selling, general and administrative expenses decreased by $1.7 million compared to the prior year’s third quarter principally due to the Company’s cost reduction efforts to date and decreased expenses associated with lower sales volume.

Operating profit (loss):  As a result of the decline in gross profit, the operating loss for the three months ended July 1, 2001 was $14.0 million, or 18.6% of total net revenue. This compares to operating profit of $9.2 million, or 10.4% of total net revenue for the corresponding period in fiscal year 2000.

Net income (loss):  Net loss for the three months ended July 1, 2001 was $14.2 million or $0.56 per diluted share compared with net income of $9.8 million or $0.38 per diluted share for the corresponding period in fiscal year 2000.

Nine months ended July 1, 2001 versus nine months ended July 2, 2000

The following table sets forth the percentage of net revenues and the yearly percentage in certain financial data for the periods indicated:

	Items as a percentage of net revenues			Percent changes year to year

Nine months ended	Pro forma July 1, 2001*	July 1, 2001	July 2, 2000	Pro forma July 1, 2001 / July 2, 2000*	July 1, 2001 / July 2, 2000

Revenue
Factory Systems	56.9%	56.9%	50.7%	30.8%	30.8%
OEM Systems	35.4	35.4	37.0	11.6	11.6
Software Systems	7.7	7.7	12.3	(27.5)	(27.5)

Total revenue	100.0%	100.0%	100.0%	16.5%	16.5%

Cost of revenue	75.7%	77.4%	60.8%	45.0%	48.3%

Gross profit	24.3%	22.6%	39.2%	(27.7)%	(32.8)%
Operating expenses:
Research & development	17.8	17.8	17.4	19.3	19.3
Selling, general & administrative	15.7	15.7	15.0	21.6	21.6
Restructuring and other costs	-	4.5	-	-	100.0

Total operating expenses	33.5%	38.0%	32.4%	20.3%	36.7%

Operating profit (loss)	(9.2)%	(15.4)%	6.8%	(258.0)%	(366.2)%
Other income, net	1.1	1.0	0.6	83.4	83.4

Income (loss) before income taxes	(8.1)%	(14.4)%	7.4%	(227.1)%	(325.5)%
Tax provision	0.5	0.5	0.3	94.4	94.4

Net income (loss)	(8.6)%	(14.9)%	7.1%	(241.8)%	(344.6)%

* Pro forma results exclude special charges

Total net revenue:  Net revenue for the nine months ended July 1, 2001 increased 16.5% to $261.2 million,  compared with $224.2 million for the corresponding period in fiscal year 2000. Revenue increased at the Factory Systems and OEM Systems operating segments and decreased at the Software Systems operating segment compared to the previous year. Contributing to this revenue growth, Factory Systems net revenue increased by 30.8% and OEM Systems net revenue increased by 11.6% as compared with the corresponding nine-month period of fiscal year 2000. The improvement in net revenue at Factory Systems and OEM Systems was primarily due to increases in unit sales of product and equipment during the first half of fiscal year 2001 slightly offset by a decrease in the third quarter of fiscal year 2001.  Conversely, net revenue for Software Systems decreased by 27.5% as compared with the corresponding nine-month period of fiscal year 2000 due principally to the continued semiconductor capital equipment industry downturn.

             International revenues for the nine months ended July 1, 2001 were $91.9 million, or 35.2% of total net revenue. This compares with $88.2 million, or 39.3% of total net revenue, for the corresponding period in fiscal year 2000. The overall decrease in the percentage of international sales compared to total revenue for the nine months ended July 1, 2001 was a result of order cancellations and delays from several foreign customers during the second quarter of fiscal year 2001.

Gross profit:  Pro forma gross profit, excluding special charges of $4.5 million, for the nine months ended July 1, 2001 was $63.6 million. This compares with $87.9 million for the corresponding period in fiscal year 2000. The pro forma gross profit as a percentage of revenues for the nine months ended July 1, 2001 was 24.3% compared with 39.2% for the corresponding period in the prior year. The gross profit percentage decline occurred across all three of the Company’s operating segments. Gross profit at Factory Systems declined principally due to manufacturing inefficiencies attributable to excess manufacturing capacity, an unfavorable change in product mix, and higher warranty costs on new products.  In addition, the Company’s OEM Systems and Software Systems operating segments reported lower gross profit principally due to lower turns business resulting from the current industry downturn.

Research and development:  Research and development expenses for the nine months ended July 1, 2001 were $46.5 million, representing 17.8% of total net revenue. This compares with $39.0 million, or 17.4% of total net revenue for the corresponding period in fiscal year 2000. The increase of $7.5 million in 2001 spending compared with the corresponding period in fiscal year 2000 is principally due to the Company's investments in next-generation automation system products, including inter-floor transport systems, automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems in the Factory Systems and OEM Systems operating segments, as well as in its new software products, including manufacturing execution systems.

Selling, general and administrative:  Selling, general and administrative expenses for the nine months ended July 1, 2001 were $41.1 million, or 15.7% of total net revenue. This compares with $33.8 million, or 15.0% of total net revenue for the corresponding period in fiscal year 2000. Selling, general and administrative expenses increased by $7.3 million compared to the prior year due to increased marketing efforts and the expenses associated with higher sales volume during the first half of fiscal year 2001.

Special Charges:  For the nine months ended July 1, 2001, the Company recorded special charges of $16.4 million related principally to cost reduction and restructuring charges of which $11.9 million was charged to restructuring and other costs in operating expenses, and $4.5 million was charged to cost of product and equipment revenue.

Operating profit (loss):  As a result of the previously mentioned increases in operating expenses, the pro forma operating loss, before special charges, for the nine months ended July 1, 2001 was $23.9 million, or 9.2% of total net revenue. This compares with operating profit of $15.1 million, or 6.8% of total net revenue for the corresponding period in fiscal year 2000.

Gain on investment in affiliate: The change in the fair value of the Shinsung warrants for the nine months ended July 1, 2001 was $868,000.

Net income (loss):  Net loss for the nine months ended July 1, 2001 was $39.0 million, or $1.54 per diluted share, compared with net income of $15.9 million or $0.63 per diluted share for the corresponding period in fiscal year 2000. Excluding special charges, net loss for the nine months ended July 1, 2001 would have been $22.6 million or $0.90 per diluted share.

Financial Condition

             Liquidity and Capital Resources
             Net cash used in operating activities for the nine months ended July 1, 2001 was $11.4 million, compared to $35.3 million of net cash used in operating activities for the corresponding period in fiscal 2000. Net cash used in operating activities was primarily attributable to the net loss of $39.0 million, increases to inventories of $10.4 million, and decreases in accrued expenses of $2.8 million and accounts payable of $6.8 million. These uses of cash were partially offset by the decreases to contracts in progress of $18.9 million, accounts receivable of $1.8 million and increases to accrued legal and restructuring costs of $5.9 million, and deferred revenue and customer deposits of $2.9 million. Due to the continued industry downturn, the Company anticipates that its working capital requirements will decrease for the remainder of the current fiscal year.

             Net cash used in investing activities for the nine months ended July 1, 2001 was $21.8 million, compared to $10.8 million for the corresponding period in fiscal year 2000. The increase is principally attributable to the Company's $11.5 million minority investment in Shinsung Eng. Co. Ltd., to support its strategic alliance with the Korean company.

             Net cash provided by financing activities for the nine months ended July 1, 2001 was $3.6 million, compared to $108.0 million for the corresponding period of fiscal year 2000. This decrease is principally related to the proceeds from the Company’s common stock offering completed in the third quarter of fiscal year 2000 and, to a lesser extent, from greater proceeds from the exercise of stock options during the prior year.

             On December 14, 2000, the Company entered into an amended revolving credit facility agreement with Chase Manhattan Bank (the "Bank") which expired on March 31, 2001. The revolving credit facility allowed the Company to borrow up to $20,000,000 on an unsecured basis.

             The Company believes its existing cash balances and access to future financing will be sufficient for at least the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

             Changes in Financial Condition
             As of July 1, 2001 the Company had working capital of $133.0 million, including cash and cash equivalents of $62.9 million, compared to working capital of $177.6 million including cash and cash equivalents of $92.5 million as of September 30, 2000.  The ratio of current assets to current liabilities was 2.86 : 1 at July 1, 2001 compared with 3.42 : 1 at September 30, 2000.

             Accounts receivable and contracts in progress at July 1, 2001 decreased by $21.9 million from the beginning of the fiscal year primarily due to the lower sales volume during the third quarter of fiscal year 2001.  Receivable days sales outstanding were 84 days in the third quarter of fiscal year 2001 compared with 90 days for the second quarter of fiscal year 2001.  Inventories at July 1, 2001 increased by $4.5 million from the beginning of the fiscal year but declined by $ 8.6 million in the third quarter.  The year to date increase was primarily due to the Company’s significant order backlog at the beginning of the second quarter.  Accrued legal and restructuring costs increased by $5.9 million from the beginning of the fiscal year due to the special charges the Company incurred during the second quarter.

Recent Accounting Pronouncements
             In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required to be adopted no later than the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle The Company is still evaluating SAB 101 and its potential impact. However, it is expected that SAB 101 will require the Company to change certain aspects of its current revenue recognition policy, including the treatment of amounts due upon final customer acceptance.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets."  SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  “SFAS No. 142” requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and may be adopted by the Company on October 1, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

Certain Factors That May Affect Future Results
             From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward–looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's expectations concerning its future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements are forward–looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward–looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward–looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward–looking statements. The Company disclaims any intent or obligation to update publicly any forward–looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward–looking statements include, but are not limited to the factors discussed in the Company's Registration Statement on Form S-3, file No. 333-60180, filed with the Securities and Exchange Commission as of May 3, 2001, and the other factors discussed below.

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

             In addition to the foregoing, the following additional factors could cause material fluctuations in the Company's future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition, operating results and stock price; oversupply in the semiconductor market may in the future reduce demand for capital equipment, including for the Company's systems; the Company's lengthy sales cycle makes it difficult to anticipate sales; the Company's operating results fluctuate significantly, and its stock price could fall if its operating results are below the expectations of analysts or investors; delay in the Company's shipment of a single system could substantially decrease its sales for a period; new accounting guidance under SAB 101 could result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system, which leaves it vulnerable to cost overruns; the Company may experience capacity constraints during high growth periods which may limit the Company's ability to take advantage of business opportunities during such periods; the Company may have difficulty resolving manufacturing problems related to new products, such as the TurboStocker; the Company may experience adverse changes in its product mix which could impact its gross profit margin percentage;  the Company may have difficulty converting its backlog of orders to revenue in a timely and profitable manner; the Company maintains inventory to support production which, due to the evolution of products and the cyclical nature of demand, may be rendered obsolete; in order to continually improve its technology to remain competitive, the Company must expend substantial resources on research and development, even in periods during industry downturns; the Company has a limited number of customers, and the loss, cancellation or delay of any order by these customers could harm its business; the Company does not have long-term purchase agreements with its customers, and as a result its customers could stop purchasing its products and services at any time; demand for less expensive semiconductors is increasing pressure to reduce prices in the Company's industry; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than expected, and competition for early 300mm orders may be intense; it is difficult to hire and retain the managerial and technical employees that the Company needs; the Company's international operations create special risks; the volatility of the Company's investment in its affiliate, Shinsung Engineering Co. Ltd., could result in significant gains or losses in future periods; the Company faces significant competition from other automation companies, especially in the Asia-Pacific market, which may limit the prices the Company can charge for its systems and may cause it to lose sales; the Company must continually improve its technology to remain competitive; the Company may experience delays in product development and technical difficulties that could delay new product introductions; future acquisitions may disrupt the Company's operations; the Company depends on subcontractors and one or a few suppliers for some components and manufacturing processes; the Company depends on Mordechai Wiesler and Mitchell G. Tyson; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm the Company's business; the market price of the Company's common stock is volatile, which could result in substantial losses for investors purchasing shares; the Company may need additional financing, which could be difficult to obtain; provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             On November 20, 2000, November 22, 2000, December 28, 2000 and December 29, 2000, the Company and three of its directors were named as defendants in virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Kai Chan On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00–123958–REK; (ii) Jacob J. Siegal On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00–12414–REK; (iii) Phillip Friedman On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00–12628–REK; and (iv) Howard B. Fisher On Behalf of Himself and All Others Similarly Situated vs. PRI Automation, Inc., Amram Rasiel, Mitchell G. Tyson and Mordechai Wiesler, Civil Action No. 00–12637–REK. The named plaintiff in each action purports to bring the complaint on behalf of a class consisting of all purchasers of the Company's stock during the January 27, 2000 through September 11, 2000. The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b–5, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The plaintiffs each seek certification as a class, damages, pre–judgment and post–judgment interest, costs, and attorneys' fees. The court has appointed lead plaintiff in the case. The Company strongly believes that the lawsuits lack merit and it intends to defend against the claims vigorously. Accordingly, during the second quarter of fiscal 2001 the Company accrued $3.0 million for expected legal costs related to the defense of the above litigation. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

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

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

             a)          Exhibits

Exhibit Number
Description

3.1	Restated Articles of Organization and amendments thereto (filed as Exhibit 3.1 to the Company's Annual Report on Form 10–K for Year Ended September 30, 2000 and incorporated herein by reference).
3.2	Amended and Restated By–Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S–1, File No. 33–81836 and incorporated herein by reference).

             b)          Reports on Form 8-K

None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRI AUTOMATION, INC.
Date: August 9, 2001	By:	/s/ Cosmo S. Trapani

Cosmo S. Trapani
Duly Authorized Officer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number
Description

3.1	Restated Articles of Organization and amendments thereto (filed as Exhibit 3.1 to the Company's Annual Report on Form 10–K for Year Ended September 30, 2000 and incorporated herein by reference).
3.2	Amended and Restated By–Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S–1, File No. 33–81836 and incorporated herein by reference).