Form 10-K
period 2001-09-30
PRI AUTOMATION INC
filed 2001-12-07
CIK 927362

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001
Commission file number 0-24934

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PRI AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2495703
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
805 Middlesex Turnpike Billerica, MA	01821-3986
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 670-4270

Securities registered pursuant to Section 12(b) of the Act:
 NONE

Securities registered pursuant to Section 12(g) of the Act:
 (1) COMMON STOCK, PAR VALUE $.01 PER SHARE
(2)RIGHTS TO PURCHASE CLASS ONE PARTICIPATING CUMULATIVE PREFERRED STOCK

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the Registrant's common stock, $0.01 par value per share ("Common Stock") held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 26, 2001 as reported on the Nasdaq National Market, was approximately $391,611,582. Shares of Common Stock held by officers and directors and by persons who own of record 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of November 26, 2001, the Registrant had outstanding 25,633,328 shares of Common Stock.

PART I

Item 1. Business

The Company

    PRI Automation, Inc. ("PRI" or the "Company"), founded in 1982, is a leading global supplier of advanced automation systems, software and services to the semiconductor industry. The Company offers complete and flexible solutions that address a wide range of automation requirements for semiconductor manufacturers and for OEM manufacturers of semiconductor process tools. PRI's factory automation systems, software and services help semiconductor manufacturers optimize the flow of material and data throughout the semiconductor fabrication facility ("fab" or "fabs"). They enable customers to respond quickly to changing industry demands and to effectively plan, schedule and optimize their production activity. As a result, PRI believes its semiconductor manufacturer customers are able to improve productivity and increase their return on investment. The Company's tool automation systems and software offer process tool manufacturers reliable, high performance wafer-handling capabilities and ease of integration with its other factory automation systems, enabling its OEM customers to focus on their core business of developing advanced process technology. PRI also provides automation services, including equipment layout and design, fab simulation, project management, installation and on-site support. The Company sells and supports its products through its global direct sales and support organizations, operating out of offices in North America, Europe, and Asia. PRI's customers include many of the world's leading semiconductor manufacturers and semiconductor capital equipment suppliers.

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

  •
  providing the manufacturing flexibility to respond to customers' shorter product cycles and changing requirements;

  •
  enabling fabs to achieve productivity gains through more efficient materials planning and work-in-process (WIP) scheduling, as well as through more efficient materials handling and storage;

  •
  enabling manufacturers to increase utilization of costly facilities and process tools;

  •
  providing an integrated factory automation solution that eliminates the inefficiency and risk involved in coordinating the efforts of multiple suppliers and systems; and

  •
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

    Factory Automation Systems.  The Company's factory automation systems consist of automated storage and retrieval systems and wafer/reticle transport systems based on its proprietary AeroTrak overhead monorail systems and AeroLoader overhead hoist vehicle. They store, transport and manage the movement of work-in-process wafers and lithography reticles throughout the fab. The customers for these solutions are semiconductor manufacturers.

    Tool Automation Systems.  These systems automate the movement of wafers into and out of semiconductor manufacturing process chambers and provide an integration point between factory automation systems and process tools. The primary customers for these solutions are manufacturers of process tool equipment.

    Software Products.  The Company's software products enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, and may be sold as part of an integrated solution or on a stand-alone basis. Software products include:

  •
  Factory management software including manufacturing execution systems that manage and direct manufacturing operations and enable customers to optimize material flow, process equipment and other production resources.

  •
  Advanced planning and scheduling software that enables customers to develop capacity plans and workflow schedules to optimize fab-wide operations and quickly react to changing business requirements.

  •
  Tool connectivity software that allows customers to connect production data from the process tools with data from their manufacturing execution systems software and fab-wide scheduling software, in order to more effectively manage their manufacturing processes.

    Automation Services and Support.  The Company offers a broad range of implementation services that draw on its extensive expertise in the semiconductor fabrication process to provide its customers with integrated automation solutions. These services include equipment layout and design, fab simulation and project management, which help customers throughout the total automation project lifecycle, from initial concept and design to installing and servicing the equipment in the customer's fab.

Factory Automation Systems

    Factory automation systems products and service offerings include the following:

    1.  Interbay Automation:  Interbay automation systems transport wafers throughout the fab and store them in the bay where the next process step will occur. The Company's interbay automation products consist of automated storage and retrieval systems linked by an overhead monorail transport system, together with associated controllers, software and communications capabilities to provide a tightly integrated wafer flow solution. PRI's interbay automation systems include:

  •
  AeroTrak Overhead Monorail Systems—PRI's proprietary AeroTrak overhead monorail transport systems provide fast delivery of material from process bay to process bay.

  •
  Automated Storage and Retrieval Systems—PRI's automated storage and retrieval systems, or stockers, are enclosed, environmentally controlled structures that store work-in-process wafers in various locations throughout the fab.

  •
  Interfloor and Interbuilding Transport Systems—Interfloor and interbuilding transport systems move wafers between different floors or buildings of a fab.

  •
  TransNet Material Control Software—PRI's TransNet material control software directs the movement of wafers throughout the fab and is integrated with the Company's interbay and intrabay automation systems.

    2.  Intrabay Automation:  Intrabay automation systems move wafers from storage systems to individual process tools. PRI's intrabay automation systems include:

  •
  AeroLoader Overhead Hoist Transport Systems—PRI's AeroLoader overhead hoist transport systems use a monorail to retrieve wafer pods or reticles from a stocker and deliver them directly to the loadport at the process tool.

    3.  Lithography Automation Systems:  Lithography automation systems automate the storage, retrieval, tracking and delivery of reticles and wafers within the lithography bay. Reticles are glass plates containing the integrated circuit images that are projected onto wafers during the lithography process. As semiconductor manufacturing technology advances, the cost of lithography tools, or steppers, is increasing. Also, as integrated circuit design complexity increases, the number of reticles used in the manufacturing process rises, increasing the need for automation to track the location of reticles and improve tool utilization and productivity. Since the lithography bay typically paces overall fab output, productivity improvements in the lithography bay directly improve overall fab throughput and productivity. PRI's lithography automation systems include:

  •
  Bare Reticle Stockers—Bare reticle stockers provide a high-density storage and retrieval solution for reticles that are stored without being placed in a pod or box container. This gives customers the ability to store large numbers of reticles in a very small footprint within the lithography bay. PRI's second-generation bare reticle stocker is called the Guardian BRS.

  •
  Reticle Pod or Box Stockers—Reticle pod or box stockers provide clean and safe storage for reticles that are stored in industry-standard pods or boxes. The reticle pod and box stockers interface with PRI's interbay transport system, allowing the pod or box stocker to be placed anywhere in the fab.

  •
  Combination Reticle Stockers—Combination reticle stockers combine the speed and convenience of a pod stocker with the high-density storage of a bare reticle stocker for greater levels of reticle inventory management and productivity in the lithography bay.

  •
  Reticle Management Software—Reticle management software manages the use, kitting and unkitting, delivery and maintenance of reticles for improved reticle inventory management.

    4.  Integrated Automation Solutions for 300mm Fabs:  Integrated automation systems combine interbay and intrabay transport in one seamless, highly efficient solution. The system maximizes direct tool-to-tool wafer and reticle transport for greater speed and efficiency with less risk than conventional systems allow.

  •
  Unified Automated Material Handling Systems—PRI's Unified system combines Interbay, Intrabay, Lithography automation and software in one integrated system. This system was designed specifically for 300mm wafer fabs. PRI's Unified system can reduce costs and speed wafer delivery times by reducing the number of moves required to transport work-in-process within the fab.

  •
  Automated Reticle Delivery Systems (ARDS)—PRI's ARDS combine reticle stockers, overhead transport, and software control systems into one integrated solution that enables complete hands-off storage, retrieval and delivery of reticles to steppers.

Tool Automation Systems

    PRI provides robotic systems that automate the transfer of wafers into and out of process tools. The primary customers for these solutions are manufacturers of process tool equipment. These manufacturers typically integrate PRI's tool automation systems into their product before shipment to the end user (fab customer). PRI's tool automation systems include:

  •
  Atmospheric Wafer-Handling Systems—PRI is a leading supplier of atmospheric wafer-handling systems. These systems remove wafers from pods or cassettes and align them prior to placing them into the process tool chamber or metrology station.

  •
  Vacuum Wafer-Handling Systems—Vacuum wafer-handling systems automate wafer-handling within a vacuum chamber. PRI's vacuum products range from individual vacuum robotic components to fully integrated vacuum cluster platforms.

  •
  Integrated Front End Systems—PRI's integrated front end systems store work-in-process wafer cassettes, standard mechanical interface (SMIF) pods, or 300mm front opening unified pods (FOUPs) directly at the process tool front end. These systems also unload wafers from the FOUP, align them and place them in the process tool. PRI's integrated front end systems include all SEMI-compliant interfaces to factory automation systems.

  •
  300mm Loadports—PRI's 300mm loadports provide a simple and economical method for opening and removing wafers from FOUPs.

  •
  Specialty Wafer-Handling Systems—PRI provides specially designed robots used in a variety of wafer-handling applications, including chemical mechanical planarization and copper interconnect processing.

Software Products

    1.  Factory Management Software

    As more of the semiconductor manufacturing process becomes automated, PRI believes that software will play an increasingly important role in the manufacturer's ability to improve the productivity of its overall fab operations. PRI's software products address the most important aspects of wafer flow logistics to deliver a complete software management solution that addresses fab-wide operations. PRI's factory management software offerings include:

  •
  Manufacturing Execution System (MES) Software—PRI's MES software manages and directs complex manufacturing operations by automating process specifications and control. PRI's PROMIS software is designed to integrate business production planning systems and material processing in the fab to optimize the flow of material and improve process equipment utilization.

    2.  Advanced Planning and Scheduling Software

    PRI's planning and scheduling software offerings enable semiconductor manufacturers to increase their return on investment by maximizing production efficiency, prioritizing the production of high-margin or high-demand customer orders and minimizing the disruption caused by limited process tool availability. The Company's advanced planning and scheduling software offerings include:

  •
  Leverage for Planning Software—PRI's Leverage for Planning software enables customers to develop capacity plans to optimize wafer starts and quickly react to changing business requirements.

  •
  Leverage for Scheduling Software—PRI's Leverage for Scheduling software enables customers to develop and modify work-flow schedules that optimize fab-wide operations based on many factors, including process tool availability, demand for specific semiconductor batches or types and changing business and technical requirements.

    3.  Tool Connectivity Software

    PRI's tool connectivity software solutions allow semiconductor manufacturers to connect valuable production data generated by the process tool with the manufacturing execution system software and the fab-wide scheduling software. By connecting this production data with other fab-wide software systems, manufacturers can more readily access their key production data and make more informed decisions that impact the throughput and productivity of valuable production resources. Key products include:

  •
  EquipeSoft System Control Software—PRI's EquipeSoft software integrates, tracks and controls the wafer-handling robots within the manufacturer's process tool.

  •
  FAbuilder Manufacturing Integration Software—FAbuilder reduces the time required to deploy process tool automation and provides a flexible solution for distributing and maintaining equipment automation throughout the fab.

  •
  eQonnector Process Tool and Equipment Connectivity Software—PRI's eQonnector software allows equipment and process engineers to easily connect any process tool or other critical manufacturing equipment to the fab's host MES system.

  •
  WaferState Advanced Process Control (APC) Software—PRI's WaferState APC software, obtained via its acquisition of WaferState Controls, helps semiconductor manufacturers optimize process yield, fab throughput and device performance through the use of real time data that ensures process tools are running to specification.

Automation Services and Support

    PRI provides a variety of automation services and support that are essential to the success of large-scale factory automation projects. These include:

  •
  Automation planning and design services—PRI works with customers in assessing their automation needs during the design phase of a project to build or upgrade a fab. The Company develops a complete automation plan identifying the type and configuration of the automation systems and simulates a design, using computer-modeling techniques to verify that the design layout meets customer requirements.

  •
  Project management services—PRI provides customers with project management support during the building and manufacturing of the automation systems.

  •
  Installation services—PRI develops an installation plan and timetable coordinated with the customer's manufacturing schedule and installs the equipment in the customer's fab.

  •
  Post-installation service and support—PRI provides a variety of post-installation services to assist customers in operating and maintaining their factory automation systems.

Marketing, Sales and Customer Support

    PRI markets its products worldwide to semiconductor manufacturers and OEM semiconductor equipment suppliers. In North America, the Company sells and supports its products through a direct sales and support organization operating out of its headquarters in Billerica, Massachusetts and regional offices located in California and Texas. Offshore, PRI products are sold and supported by a direct sales and support organization with offices in France, Germany, Ireland, Israel, the United Kingdom, Japan, Singapore, South Korea and Taiwan.

    PRI offers a variety of service programs to meet a broad range of customer requirements. These services can range from telephone hot-line support to full-time, on-site customer service provided by its personnel based at the customer's facility. The Company maintains a fully staffed and equipped training center at its Billerica, Massachusetts, headquarters to support the training requirements of PRI customers.

Competition

    Rapid technological change and intense competition characterize the semiconductor capital equipment market. PRI's Factory Systems division competes with Daifuku, Murata Machinery, Shinko Electric and a number of other smaller foreign and domestic manufacturers of automated machinery used in semiconductor fabrication facilities. The Company's OEM Systems division competes with Genmark Automation, Asyst Technologies, Brooks Automation and a number of other foreign and domestic wafer-handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation technology, as well as other smaller robotics companies. PRI's software products compete with products provided by Applied Materials, IBM, Brooks Automation and other vendors. PRI believes that competition in its industry is likely to remain intense.

    PRI believes that semiconductor manufacturers are striving to increase productivity and reduce costs. The Company competes on the basis of product performance, quality, reliability, customer service and support, delivery capability and price. The Company believes that it has the following competitive advantages in the factory automation market:

  •
  a broad range of integrated and flexible factory automation systems and factory management software products;

  •
  technological leadership;

  •
  experience in managing large factory automation projects;

  •
  domain expertise in automation applications;

  •
  specialized manufacturing skills; and

  •
  a worldwide sales and customer support infrastructure.

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

Research and Development

    PRI continuously invests in the development of new products to improve performance and reliability and to introduce new functionality in order to maintain its leading position in providing factory automation systems, tool automation systems, and software. The ongoing development of technologies and products, particularly relating to 300mm technology, is vital to PRI's success. The Company's research and development expenses were $62.2 million, $54.6 million and $45.5 million in fiscal years 2001, 2000 and 1999, representing 23%, 18% and 33% of its total net revenue for such periods, respectively.

Customers

    PRI's customers include many of the leading global manufacturers of semiconductors, as well as OEM semiconductor equipment suppliers in the United States, Europe and the Asia-Pacific region. Historically, a significant portion of the Company's total net revenue for any particular period has been attributable to sales to a limited number of customers. Sales to PRI's top ten customers accounted for 61% of total net revenue in fiscal year 2001 and 54% of total net revenue in both fiscal years 2000 and 1999.

    PRI's largest customers change from year to year, as large projects are completed and new projects are initiated. Sales to Intel accounted for 21%, 14% and 21% of total net revenue for fiscal years 2001, 2000, and 1999, respectively; and sales to KLA-Tencor accounted for 11% and 12% of total net revenue for fiscal years 2001 and 2000, respectively.

Backlog

    PRI's backlog at September 30, 2001 was $141.2 million, which includes $70.2 million of factory automation products shipped to customers for systems awaiting acceptance. Revenue on these products will be taken upon system acceptance in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"). This compares to backlog of $207.4 million at September 30, 2000 (not adjusted for SAB 101). The Company includes in backlog only those customer orders for products and services for which it has accepted signed purchase orders with assigned delivery dates within twelve months. Tool automation products and software products typically have shorter lead times than do factory automation products. Therefore, backlog is not a relevant indicator of business levels for these products.

Manufacturing

    PRI's manufacturing operations take place in Billerica, Massachusetts and in Mountain View, California. Manufactured products consist of standard components that can be customized to meet unique customer requirements. The manufacturing operations consist primarily of assembly and test functions, with fabrication of most components and subassemblies outsourced to key suppliers. Completed subassemblies are tested for functionality prior to their assembly into completed systems. Completed systems are subjected to functional testing prior to shipment. PRI has expanded outsource manufacturing operations with the objective of reducing costs and increasing its flexibility to respond to changes in semiconductor demand. The Company has a strategic alliance with Shinsung Engineering

Co., Ltd. ("Shinsung"), a Korean-based electronics and semiconductor equipment components manufacturer, to perform PRI's final assembly and test operations specifically for Asian customer orders. As part of the strategic alliance, the Company invested $11,467,000 to acquire Shinsung common shares and warrants.

    PRI has quality control and quality assurance processes. Quality control is maintained through inspections of components and in-process inspection and testing of subassemblies.

Intellectual Property Rights

    While the Company believes that its success will depend more upon its technological expertise and the capabilities of its employees than upon legal protection of the Company's intellectual property rights, the Company's success also depends to a significant degree upon its patent for certain key elements of its monorail system, its other patents, its software and its other proprietary technology. At September 30, 2001, the Company held 16 issued U.S. patents relating to certain key elements of its wafer-handling systems. The Company continues to aggressively pursue patent protection for its proprietary technology. The Company's patents expire at various times from 2007 to 2019. The Company cannot predict whether any patents will issue from its patent applications, or whether any of its issued patents or subsequently issued patents will provide any meaningful protection. The Company also seeks to protect its trade secrets and other proprietary technology through confidentiality agreements with employees, consultants and other parties. The steps the Company has taken to protect its technology may be inadequate. If so, the Company might not be able to prevent others from using what it regards as its technology to compete with it. For example, the Company's patents could be challenged, invalidated or circumvented, and the rights the Company has under its patents could provide no competitive advantages. Existing trade secrets, copyright, and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary technology to the same extent as the laws of the United States. Other companies could independently develop similar or superior technology without violating the Company's proprietary rights. Any misappropriation of the Company's technology or the development of competitive technology could seriously harm its business.

Employees

    At September 30, 2001, the Company had approximately 1,390 full-time employees. In addition, PRI utilizes the services of temporary or contract personnel within some functional areas to assist on project-related activities. The number of temporary or contract personnel varies depending on specific project activity. At September 30, 2001, the Company employed approximately 14 temporary or contract personnel. PRI believes that its future success will depend in large part on its ability to attract and retain highly skilled employees. None of its employees is covered by a collective bargaining agreement. PRI considers its relationship with its employees to be good.

Item 2. Properties

Facilities

    PRI's corporate headquarters are located in a 122,000 square foot leased building in Billerica, Massachusetts. The lease on this facility expires in 2011. PRI also leases two additional facilities, with lease expiration dates ranging from January 2003 to October 2011, in Billerica, Massachusetts, with a total of 138,838 square feet. These facilities are primarily used by PRI's Factory Systems division for engineering and manufacturing. PRI also leases facilities in Texas, California, and Toronto, Ontario, as well as France, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom, under leases with expiration dates ranging from March 2002 to November 2006. The Company also has three additional facilities with lease expiration dates ranging from December 2001 to November 2003 in

Billerica, Massachusetts, with a total of 109,900 square feet that have been or are scheduled to be vacated; estimated costs to close these facilities have been included in special charges for fiscal year 2001. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required.

Item 3. Legal Proceedings

    From November 2000 through January 2001, the Company and three of its directors (one an officer) were named as defendants in five virtually identical lawsuits filed in the United States District Court for the District of Massachusetts claiming, among other things, that the defendants violated certain securities laws and regulations. Each complaint sought certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000. The five cases have been consolidated, and the case is now entitled In re PRI Automation, Inc. Securities Litigation, Civil Action No. 00-123958-REK. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. A consolidated amended complaint was filed on October 16, 2001. The amended complaint claims that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The amended complaint seeks damages, pre-judgment and post-judgment interest, costs and attorneys' fees. The Company (together with the defendant directors) filed a motion to dismiss and supporting papers on December 4, 2001. An argument on the motion is scheduled for February 26, 2002. The Company strongly believes that the lawsuit lacks merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

    From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is traded on the National Market System of the Nasdaq Stock Market under the trading symbol PRIA. There were 407 holders of record of the Company's common stock as of November 26, 2001. The Company believes that there are a substantial number of additional beneficial owners that hold stock in nominee or "street name" through brokerage firms. The following table sets forth the high and low sales prices for the Company's common stock as reported on the Nasdaq Stock Market for each quarter during the two-year period ended September 30, 2001:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2001	$14.63-25.94	$16.50-32.50	$13.75-21.20	$10.02-18.42
Fiscal Year 2000	$34.00-67.13	$59.06-87.63	$45.06-79.88	$18.25-71.44

    The Company has never paid cash dividends on its common stock. The current policy of the Board of Directors is to retain all earnings to finance the Company's future growth.

Item 6. Selected Financial Data

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein.

	Year ended September 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Operating Results:
Net revenue	$268,558	$299,772	$136,296	$203,545	$236,100
Gross profit	35,330	95,173	52,542	78,790	115,128
Operating income (loss)(1)	(94,558)	(9,280)	(37,955)	(31,014)	35,316
Income (loss) before cumulative effect of change in accounting principle	(93,296)	(7,953)	(36,085)	(22,623)	27,497
Cumulative effect of change in accounting principle, net of tax(2)	(5,748)	—	—	—	—
Net income (loss)(1)(2)(3)	$(99,044)	$(7,953)	$(36,085)	$(22,623)	$27,497
Net income (loss) per common share: (1)(2)(3)
Basic	$(3.92)	$(0.34)	$(1.67)	$(1.08)	$1.35
Diluted	$(3.92)	$(0.34)	$(1.67)	$(1.08)	$1.27
Balance Sheet Data:
Total assets	$218,955	$276,924	$146,552	$167,478	$195,315

(1)
Includes special charges of $41,417,000, $25,337,000, $6,375,000, and $32,495,000 for fiscal years 2001, 2000, 1999 and 1998, respectively. See Note N of Notes to Consolidated Financial Statements. For the year ended September 30, 1998, special charges consisted of $13,987,000 charged to cost of revenue for inventory and warranty provisions, and $18,508,000 charged to operating expenses for acquisition related expenses and other charges incurred in consolidating the Company's business unit structure.

(2)
For the year ended September 30, 2001, reflects a non-cash charge of $5,748,000, net of tax, or $0.23 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000, related to the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." See Note A of Notes to Consolidated Financial Statements.

(3)
For the year ended September 30, 1999, the Company established a full valuation allowance against its net deferred tax assets. See Note J of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides an analysis of the Company's financial condition and results of operations. This data should be read in conjunction with "Selected Consolidated Financial Data" and the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K.

Results of Operations

    The following table sets forth, for the fiscal years indicated, certain income and expense items as a percentage of net revenue:

	2001	2000	1999
Net revenue:
Factory Systems	50.7%	48.1%	51.4%
OEM Systems	39.1	39.4	30.4
Software Systems	10.2	12.5	18.2

Total net revenue	100.0	100.0	100.0

Total cost of revenue	86.8	68.3	61.5

Gross profit	13.2	31.7	38.5
Operating expenses:
Research and development	23.1	18.2	33.3
Selling, general and administrative	18.8	16.6	28.3
Restructuring and other costs	6.5	—	4.7

Total operating expenses	48.4	34.8	66.3

Operating income (loss)	(35.2)	(3.1)	(27.8)
Other income, net	1.2	0.8	2.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	(34.0)	(2.3)	(25.7)
Provision for income taxes	0.8	0.4	0.8

Income (loss) before cumulative effect of change in accounting principle	(34.8)	(2.7)	(26.5)
Cumulative effect of change in accounting principle	(2.1)	—	—

Net income (loss)	(36.9)%	(2.7)%	(26.5)%

Fiscal Year 2001 compared to Fiscal Year 2000

    The Company experienced a deterioration in market conditions during fiscal year 2001 as a result of the semiconductor capital equipment industry downturn ("the industry downturn"). As a result of the long sales cycle for some of its products and the downturn, the Company does not expect to be able to quickly replace orders that its customers have or may in the future cancel, reduce or postpone. Total backlog declined by 32% to $141.2 million at September 30, 2001, compared with $207.4 million at September 30, 2000. Backlog at September 30, 2001 includes $70.2 million of factory automation products shipped to customers for systems awaiting customer acceptance in accordance with SAB 101. Orders canceled during fiscal year 2001 from the prior year's backlog exceeded $50.0 million. The Company expects to continue to be adversely affected during the industry downturn and report an operating loss for the first fiscal quarter ending December 30, 2001. The Company's ongoing cost reduction programs may be insufficient to offset fixed costs associated with excess manufacturing capacity, unfavorable changes in product mix, lower turns business and other fixed operating expenses.

    Total net revenue:  Net revenue for fiscal year 2001 decreased by 10.4% to $268.6 million, compared to $299.8 million for fiscal year 2000. Revenue for fiscal year 2000 included special charges of $4.1 million primarily for customer penalties. Revenue for fiscal year 2001 decreased at all three operating segments compared to the prior year.

    Net revenue for Factory Systems decreased by 5.6% to $136.2 million, compared to $144.2 million in fiscal year 2000, primarily due to the effect of SAB 101 partially offset by increased product shipments in the first half of fiscal year 2001 as the Company continued to fulfill its backlog requirements booked prior to the industry downturn. Net revenue for OEM Systems decreased by 11.1% to $105.1 million, compared to $118.2 million in fiscal year 2000 principally due to lower turns business resulting from the industry downturn. Turns business is comprised of orders that are received and shipped in the same quarter and have historically accounted for a major portion of OEM Systems revenue. Net revenue for Software Systems decreased by 26.9% to $27.3 million, compared to $37.3 million in fiscal year 2000 due to the industry downturn. International revenues were $101.5 million or 37.8% of revenue for fiscal year 2001, compared to $108.2 million or 36.1% of revenue for fiscal year 2000.

    Gross profit:  The Company's gross profit before special charges, was 22.1% for fiscal year 2001, compared to 39.5% for fiscal year 2000. The gross profit percentage declined principally due to manufacturing inefficiencies attributable to excess manufacturing capacity, an unfavorable change in product mix, and additional warranty costs associated with the TurboStocker product at Factory Systems, as well as lower turns business at the Company's OEM Systems and Software systems operating segments resulting from the current industry downturn. The Company's gross profit after special charges was 13.2%, compared to 31.7% for fiscal year 2000. Special charges of $24.1 million in fiscal year 2001 included contract losses of $8.2 million, $6.3 million for warranty provisions, and $9.7 million for inventory write-downs and costs associated with order cancellations. Special charges in fiscal year 2000 were $20.7 million, and included $14.7 million related to inventory provisions and write-downs, $4.8 million for contract losses, and $1.2 million for provisions for warranty expense and other items.

    Research and development:  Research and development expenses increased to $62.2 million or 23.1% of net revenue for fiscal year 2001, compared to $54.6 million or 18.2% of net revenue for fiscal year 2000. The increase in fiscal year 2001 spending is principally due to the Company's investments in next-generation automation systems products, including inter-floor transport systems, automated storage and retrieval systems, bare reticle stockers, and robotic wafer handling systems, as well as in its new software products, including manufacturing execution systems.

    Selling, general and administrative:  Selling, general and administrative expenses increased to $50.4 million or 18.8% of net revenues for fiscal year 2001, compared to $49.9 million or 16.6% of net revenues for fiscal year 2000.

    Restructuring and other costs:  Restructuring and other costs of $17.3 million for fiscal year 2001 included special charges of $7.5 million for employee severance costs, $3.0 million for a reserve for legal costs to defend against a pending shareholder class action suit, $2.9 million for write-downs of impaired assets, $2.1 million for facilities exit costs and $1.9 million for other costs including product discontinuance. During fiscal year 2001, the Company initiated a series of cost-cutting programs including a reduction in its worldwide workforce of approximately 620 people or 35%, consisting of both temporary and regular full-time employees. Annualized savings associated with the workforce reductions are anticipated to be approximately $36 million. There were no restructuring and other costs incurred in fiscal year 2000.

    Operating loss:  Operating loss in fiscal year 2001 was $94.6 million compared with $9.3 million in fiscal year 2000. All three business segments reported lower operating results for the current fiscal year. Factory Systems incurred an operating loss of $77.0 million for the year ended September 30, 2001 principally due to manufacturing inefficiencies attributable to excess manufacturing capacity, unfavorable changes in product mix, and special charges of $30.9 million related to cost reduction programs, additional warranty costs associated with the TurboStocker product, inventory write-downs and contract losses. The operating profit of $9.9 million in fiscal year 2001 at OEM Systems declined by $23.2 million compared with $33.1 million in the prior year primarily due to lower turns business and special charges of $3.7 million. An operating loss at Software Systems of $5.8 million for fiscal year 2001 was unfavorable by $16.2 million compared with last year's operating income of $10.4 million principally due to lower revenues and special charges of $2.9 million.

    Other income, net:  Other income, net, in fiscal year 2001 was $3.4 million, compared to $2.6 million in the prior fiscal year. Interest income was unchanged from the prior year at approximately $3.3 million. Other income in fiscal year 2001 included a gain of $0.9 million in the Company's investment in Shinsung warrants due to a change in their fair value.

    Provision for income taxes:  The income tax provision for fiscal year 2001 was $2.1 million, compared to $1.2 million in fiscal year 2000. In both fiscal years, the Company's tax provision was principally for foreign and local taxes.

    Cumulative effect of change in accounting principle:  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. This guidance delayed the recognition of revenue at the Company's Factory Systems operating segment, which generally had recognized revenue upon product shipment. As a result of SAB 101, the Company changed its method of accounting for revenue recognition and now recognizes revenue on the date of customer acceptance. The Company reported this accounting change in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of the fiscal year (October 1, 2000). Therefore, the cumulative effect was reported in the first quarter of fiscal year 2001, and no cumulative effect of the change was included in net income in the fourth quarter of fiscal year 2001. Financial information for the first three quarters of fiscal year 2001 has been restated to reflect the new policy. Pro forma amounts for prior years have not been presented as the effect of the change in accounting principle could not be reasonably determined.

    The Company recorded a non-cash charge of $5.7 million (net of income taxes), or a charge of $0.23 per diluted share, to reflect the cumulative effect of a change in accounting principle due to the adoption of SAB 101. The charge represents the net profit on products that shipped during fiscal year 2000 but did not receive final customer acceptance during fiscal year 2000.

    Net loss:  Net loss for fiscal year 2001, excluding the cumulative effect of SAB 101, was $93.3 million or $3.69 per diluted share, compared with a net loss of $8.0 million or $0.34 per diluted share for the prior year. Including the cumulative effect of SAB 101, net loss for fiscal year 2001 was $99.0 million or $3.92 per diluted share.

Fiscal Year 2000 compared to Fiscal Year 1999

    Total net revenue:  Total net revenue for fiscal year 2000 increased by 119.9% to $299.8 million, compared to $136.3 million for fiscal year 1999. This overall increase in the Company's net revenue is attributable to an increase in the Company's market share and an upturn in the worldwide semiconductor industry, which resulted in an increase in the construction and expansion of semiconductor fabs. Net revenue increased in the Company's three operating segments, Factory Systems, OEM Systems, and Software Systems, by 105.9%, 184.9% and 50.9%, respectively, in fiscal year 2000. International revenues were $108.2 million or 36.1% of revenue for fiscal year 2000, compared to $44.7 million or 32.8% of total net revenue for the prior fiscal year. During the fourth quarter of fiscal year 2000, the Company established a special charge reserve that reduced revenues by $4.1 million primarily for late delivery penalties. On September 11, 2000, the Company announced that its Factory Systems segment had encountered manufacturing and supply chain problems relating to its new TurboStocker product, which had been scheduled to transition into high volume production during the fourth quarter of fiscal year 2000. As a result of these problems, the Company announced that its revenue for the fourth quarter of fiscal year 2000 would be lower than expected, including the special charges.

    Gross profit:  The Company's gross profit margin was 31.7% for fiscal year 2000, compared to 38.5% for the prior fiscal year. The decrease in gross profit margin occurred principally in the Factory Systems segment, as a result of lower than expected revenues and increased costs related to the Company's TurboStocker manufacturing problems. These problems and the corresponding corrective actions resulted in special charges to cost of sales being incurred in the fourth quarter relating mainly to inventory provisions and write-downs of $14.7 million, provisions for contract losses of $4.8 million, and provisions for warranty expense and other items of $1.2 million. The decrease was offset partially by gross profit margin improvements in the Company's OEM Systems segment due to greater manufacturing efficiencies associated with increased production volumes and by a favorable change in product mix toward the Company's higher-margin OEM Systems products.

    Research and development:  Research and development expenses increased to $54.6 million or approximately 18.2% of net revenue for fiscal year 2000, compared to $45.5 million or 33.3% of net revenue for the prior fiscal year. The increase in fiscal year 2000 spending is the result of the Company's continued investments in next-generation automation system products, including interfloor transport systems, automated storage and retrieval systems, bare reticle stockers, robotic wafer handling systems, MES systems, and advanced planning and scheduling systems. The decrease in spending as a percent of total net revenue, in fiscal year 2000, is due to the increase in total net revenue during the fiscal year.

    Selling, general and administrative:  Selling, general and administrative expenses increased to $49.9 million or 16.6% of net revenue for fiscal year 2000, compared to $38.6 million or 28.3% of net revenue for the prior fiscal year. In fiscal year 2000, the Company increased marketing efforts, sales activities and other administrative expenses incurred in support of the growth in customer orders and revenues. The decrease in spending as a percent of net revenue is due to the increase in total net revenue in fiscal year 2000, as well as to the consolidation of duplicate functions and activities of acquired companies.

    Restructuring and other costs:  The Company did not recognize any merger costs or special charges during fiscal year 2000. During fiscal year 1999, the Company recorded special charges of $6.4 million representing acquisition-related expenses and other charges incurred in consolidating the Company's business unit structure.

    Operating loss:  Operating loss in fiscal year 2000 was $9.3 million compared with an operating loss of $38.0 million in fiscal year 1999.

    Other income, net:  Other income, net, in fiscal year 2000 was $2.6 million, compared to $2.9 million in the prior fiscal year. Interest income increased by $1.2 million to $3.3 million for fiscal year 2000. The increase in interest income was due to the higher average cash balance on hand during fiscal year 2000. Net translation and foreign exchange losses of $0.7 million was recorded in fiscal year 2000 compared to net translation and foreign exchange gains of $0.8 million in fiscal year 1999.

    Provision for income taxes:  The income tax provision for fiscal year 2000 was $1.2 million, compared to $1.1 million for the previous fiscal year. The effective tax rate in fiscal year 2000 was 18.2% as compared to 3.0% for the previous fiscal year. In fiscal year 2000, the effective tax rate was unfavorably affected by the provision for foreign and local taxes.

    Net loss:  Net loss for fiscal year 2000 was $8.0 million or $0.34 per diluted share, compared with a net loss of $36.1 million or $1.67 per diluted share for the prior year.

Financial Condition

Liquidity and Capital Resources

    Net cash used in operating activities during fiscal year 2001 was $15.6 million, compared to $55.5 million of net cash used in operating activities in fiscal year 2000. The net cash used by operating activities in fiscal year 2001 was primarily attributable to the net loss of $99.0 million, an increase in inventories of $42.1 million, and a decrease in accounts payable of $12.8 million. These cash outflows were partially offset by non-cash expenses of $27.2 million, consisting primarily of $13.4 million for depreciation and amortization and $14.1 million for write-downs of assets, as well as a decrease in accounts receivable and contracts in progress of $62.8 million and an increase in customer advances of $40.6 million. The net cash used by operating activities in fiscal year 2000 was primarily attributable to the net loss of $8.0 million, increases in accounts receivable and contracts in progress in the aggregate of $60.0 million and increases in inventories of $38.5 million. These cash outflows were partially offset by the non-cash expenses of $19.2 million, consisting primarily of depreciation and amortization and provisions for write-downs of inventories, as well as increases in accounts payable and accrued expenses of $27.9 million.

    Net cash used in investing activities during fiscal year 2001 was $22.8 million, compared to $13.8 million in fiscal year 2000. The increase is principally attributable to the Company's $11.5 million minority investment in Shinsung.

    Net cash provided by financing activities during fiscal year 2001 was $5.6 million principally from proceeds on the exercise of stock options, compared to $110.7 million for fiscal year 2000. Last year's activity included $89.9 million in proceeds from the Company's common stock offering completed in the third quarter and $21.3 million in proceeds from the exercise of stock options.

    On December 14, 2000, the Company entered into an amended revolving credit facility agreement with Chase Manhattan Bank, which allowed the Company to borrow up to $20,000,000 on an unsecured basis. This agreement expired on March 31, 2001 and was not renewed. The Company believes its existing cash balance and access to future financing will be sufficient to meet its cash requirements to fund operations and expected capital expenditures of approximately $9 million during the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company.

Changes in Financial Condition

    At September 30, 2001, the Company had working capital of $76.7 million, including cash and cash equivalents of $59.0 million, compared to working capital of $177.6 million, including cash and cash equivalents of $92.5 million at September 30, 2000. The ratio of current assets to current liabilities was 1.67:1 at September 30, 2001 compared with 3.42: 1 at September 30, 2000.

    Accounts receivable and contracts in progress at September 30, 2001 of $33.8 million decreased by $62.9 million from the beginning of the fiscal year primarily due to the lower sales volume during fiscal year 2001. Receivable days sales outstanding were 58 days for fiscal year 2001 compared with 87 days for fiscal year 2000. Inventories increased by $30.9 million in fiscal year 2001 to $90.0 million at September 30, 2001, primarily due to products at customer sites awaiting completion of installation and customer acceptance. Accrued legal and restructuring costs of $8.7 million at September 30, 2001 represents the unpaid portion of the special charges the Company incurred during the second and fourth quarters of fiscal year 2001. Billings in excess of revenues and customer advances increased by $40.6 million during fiscal year 2001 primarily due to advances on products held at the customer's site awaiting acceptance.

Subsequent Event

    On October 23, 2001, the Company entered into an Agreement and Plan of Merger with Brooks Automation, Inc. ("Brooks") and its wholly owned subsidiary, Pontiac Acquisition Corp. Under the merger agreement, holders of the Company's common stock will receive 0.52 shares of Brooks' common stock for each share of the Company's common stock outstanding at the time of the merger. The merger, expected to close in the first calendar quarter of 2002, is subject to certain conditions including regulatory approvals, the approval of the merger by the Company's stockholders, and the approval by Brooks' stockholders of the issuance of the common stock of Brooks in the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase transaction.

New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and was adopted by the Company on October 1, 2001. The impact of SFAS No. 142 will not have a material effect on the Company's financial position and results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively.

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

    The following factors could cause material fluctuations in the Company's future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition, operating results and stock price:

Oversupply in the semiconductor market has caused an ongoing downturn in the semiconductor capital equipment industry, which is seriously harming the Company's operating results and could jeopardize its plans.

    The Company's business depends heavily upon capital expenditures by semiconductor manufacturers, which frequently delay or cancel capital expenditures when demand for their products and products containing semiconductors is low. The semiconductor industry continues to be highly cyclical. During periods of oversupply in the semiconductor market, such as the Company is now experiencing, there is significantly reduced demand for capital equipment, including the Company's products. As a result, a number of the Company's customers have delayed, rescheduled or canceled orders for its products, and its backlog of orders has been declining. The Company anticipates that the downturn in the semiconductor industry may continue during the next few quarters. A lengthy period of reduced demand for semiconductor automation equipment would seriously harm the Company's business. Although the Company undertakes cost-cutting measures during a downturn, these measures may not succeed in avoiding ongoing losses. If the downturn continues, the Company intends to take additional cost-cutting measures; and as a result the Company may be unable to continue to invest appropriately in marketing, research, development and engineering. The Company's failure to make these investments could seriously curtail its long-term business prospects. In addition, the recent high rate of technical innovation and resulting improvements in the performance and price of semiconductor devices, which have driven much of the demand for the Company's products, has been slowing and could encounter limits in the future. This or any other factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry could harm the Company's business.

Demand for the Company's products fluctuates rapidly and unpredictably, which makes it difficult to manage its business efficiently and can reduce its gross margins, profitability and market share.

    In order for the Company to be profitable, it must adjust its manufacturing capacity and business operations to match demand. The rapid and unpredictable shifts in demand for the Company's products make it very difficult to plan its manufacturing capacity and business operations efficiently. The Company's failure to respond effectively to fluctuating demand for its products and to manage its manufacturing and other operations could seriously harm its business. In sudden downturns, the Company is often unable to reduce its many fixed costs quickly. Accordingly, if demand is significantly below the Company's expectations, it may have excess capacity, which reduces its gross margins and can cause it to incur losses. A sudden downturn may also leave the Company with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to those newer products. For example, as a result of the current industry downturn, the Company recorded special charges in the second and fourth quarters of fiscal year 2001 in the aggregate amount of $9.7 million relating to inventory write-downs and costs associated with order cancellations. Since March 2001, as demand for semiconductor automation equipment has rapidly diminished, the Company has undertaken a series of cost-cutting programs to better align its expenses with currently anticipated business levels. These programs include reductions in its workforce. Conversely, in sudden upturns, the Company sometimes incurs significant expenses to rapidly expand its manufacturing capacity, expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These expenses reduce the Company's gross margins and overall profitability. Any of these results could seriously harm the Company's business.

The Company has announced a merger with Brooks, and uncertainty regarding the merger may disrupt the Company's operations and adversely affect its business.

    On October 24, 2001, the Company announced its proposed merger with Brooks Automation. The merger will happen only if stated conditions are met, including approval of the merger by the Company's stockholders, approval of the issuance of shares in the merger by Brooks' stockholders, clearance of the merger under United States and foreign antitrust laws, and the absence of any material adverse change in the business of the Company or Brooks. Many of the conditions are outside the control of the Company and Brooks, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers and channel partners to delay or defer decisions concerning the Company, which could negatively affect its business. Customers, suppliers and channel partners may also seek to change existing agreements with the Company as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on the Company's business, regardless of whether the merger is ultimately completed. In addition, employees who are uncertain about their future with the combined company or who do not wish to work for the combined company may seek employment elsewhere, which could impair the Company's ability to operate its business.

Failure to complete the merger could cause the Company's stock price to decline and could harm the Company's business and operating results.

    The failure to complete the merger for any reason may adversely affect the price of the Company's common stock and could otherwise harm the Company's business, reputation and operating results. The market price of the common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. Many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger is completed. The failure to complete the merger may also distract the attention of the Company's workforce and management team.

The termination fee and restrictions on solicitation contained in the merger agreement may discourage other parties from trying to acquire the Company.

    Until the merger is completed, with limited exceptions, the merger agreement prohibits the Company from soliciting or entering into any acquisition proposal or offer for a merger or other business combination with a party other than Brooks. The Company has agreed to pay Brooks a termination fee of $14 million, plus reimbursement of expenses, in specified circumstances, including where the Company's board of directors withdraws its support for the merger with Brooks in order to support a business combination with a third party. These provisions could discourage other parties from trying to acquire the Company, even though those other parties might be willing to offer greater value to the Company's stockholders than Brooks has offered in the merger.

The Company's diminished workforce may be inadequate to respond to any sudden increase in demand for its products.

    If the industry downturn ends suddenly, the Company may not have enough qualified personnel to promptly increase its production capacity, which could limit its ability to pursue business opportunities and could reduce or limit its market share. If the Company is unable to expand its manufacturing capacity to meet demand, receipt of a large order for factory automation systems might deter other customers from placing similar orders at the same time. It could be difficult for the Company to rapidly recruit and train the substantial number of qualified engineering and technical personnel necessary to fulfill one or more large, unanticipated orders or otherwise develop, manufacture, install and support its products. The market for these employees is intensely competitive, and the Company has experienced delays in hiring these personnel. Moreover, the cyclicality of the Company's business has caused it to repeatedly build up and then reduce its workforce, which may make employment with the Company unattractive. The Company's failure to maintain good relations with its employees could also have a negative impact on its operations.

The Company may continue to experience delays and technical difficulties in new product introductions and manufacturing, which can adversely affect its revenues, gross margins and net income.

    Because the Company's systems are complex, there can be a significant lag between the time it introduces a system and the time it begins to produce that system in volume. As technology in the semiconductor industry becomes more sophisticated, the Company is finding it increasingly difficult to design and integrate complex technologies into its systems, procure adequate supplies of specialized components, train its technical and manufacturing personnel and make timely transitions to high-volume manufacturing. Many of the Company's customers also require customized systems, which compound these difficulties. The Company sometimes incurs substantial unanticipated costs to ensure that its new products function properly and reliably early in their life cycle. These costs could include greater than expected installation and support costs or increased materials costs as a result of expedited changes. The Company is often unable to pass these costs on to its customers. In addition, the Company has experienced, and may continue to experience, difficulties in both low- and high-volume manufacturing. On occasion the Company has failed to meet its customers' delivery or performance criteria and thereby incurred late delivery penalties and higher warranty and service costs. These failures could continue and could cause the Company to lose business from those customers and suffer long-term damage to its reputation. Any of these results could seriously harm the Company's business.

    For example, beginning late in the third quarter of fiscal year 2000, the Company encountered manufacturing and supply chain problems relating to its TurboStocker product, which the Company had planned to begin manufacturing in high volume in the fourth quarter of fiscal year 2000 in response to increased customer demand at that time. These problems have delayed shipments and customer acceptance, which caused the Company's revenues for fiscal year 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. Since the Company discovered these problems, it has incurred substantial expenditures to address them, to improve its TurboStocker manufacturing capabilities and to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to the Company's losses for these periods. The Company is taking further steps to remedy these problems, including consolidating its TurboStocker manufacturing operations into a single location, upgrading its enterprise resource planning system and outsourcing additional manufacturing processes. The Company's efforts to solve its manufacturing problems with TurboStocker, or any new or enhanced product, may not be successful.

The Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than expected.

    For some time, the Company has been investing substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the industry transition from the current, widely used 200mm manufacturing technology to 300mm technology is occurring more slowly than expected, partly as a result of the current industry downturn. No 300mm semiconductor fabrication facility is producing wafers in commercial quantities. Ongoing delay in the adoption of 300mm technology, or the failure of the industry to adopt 300mm technology, could significantly reduce the Company's opportunities for future growth. Moreover, continued delay in the transition to 300mm technology could permit competitors to introduce competing or superior 300mm products, and the Company's competitive position in the market for 300mm products could be adversely affected by its manufacturing problems with TurboStocker.

The Company expects the intense competition for early 300mm orders to continue.

    To date, nearly all manufacturers with 300mm pilot projects have selected competitors' systems for these projects. The Company expects to continue to face vigorous competition, including price competition, for these early 300mm orders. To date, the Company has incurred substantial contract losses on orders for its 300mm technology, and the intense price competition that the Company believes is necessary to win these early orders could lead to disadvantageous pricing for future orders. A vendor whose system is selected for an early 300mm pilot project may have a real or perceived advantage in competing for future orders. Manufacturers' awards to competitors of early 300mm orders could make it more difficult for the Company to win orders from those manufacturers for their full-scale 300mm production facilities.

The Company's lengthy sales cycle makes it difficult to anticipate sales, particularly for its factory automation systems.

    The Company has a lengthy sales cycle, particularly for its factory automation systems. As a result, the Company has difficulty anticipating the timing and amount of specific sales. The Company may spend significant amounts of money and effort with no assurance that it will make a sale. Before buying one of the Company's factory automation systems, a prospective customer must generally decide to upgrade or expand existing facilities or to construct new facilities. These undertakings are major decisions for most prospective customers and typically involve significant capital commitments and lengthy evaluation and approval processes.

The Company's operating results fluctuate significantly, and the value of its common stock could fall if the Company's operating results are below the expectations of analysts or investors.

    Many of the factors discussed in this section could cause the Company's operating results to fluctuate significantly. Fluctuations are also caused by variations in the Company's gross margins, which are affected by the mix of its products; the average selling prices of its products; the costs to manufacture, market, service and support new products and enhancements; the costs to customize its systems; and its efforts to enter new markets. If the Company's operating results fall below the expectations of financial analysts or investors, the value of the Company's common stock would likely fall. The Company also believes that these factors make period-to-period comparisons of its revenue and operating results difficult to interpret. These comparisons should not be relied upon to predict the Company's future performance.

Delay in the shipment or customer acceptance of a single system could substantially decrease the Company's revenues for a period.

    The Company derives a substantial portion of its revenue from the sale of a relatively small number of its systems. The purchase price of its systems generally ranges from $3.0 million to $20.0 million; and it usually takes more than one or two fiscal quarters to deliver and install these systems to a customer's satisfaction. As a result, any delay in the shipment or customer acceptance of a single system could delay the recognition of revenue and harm the Company's results for a given accounting period. If the Company fails to obtain customer acceptance of a system near the end of a fiscal period because, for example, the customer reschedules or cancels its order or the Company encounters unexpected manufacturing or installation difficulties, its revenues in that fiscal period could fall significantly below the expectations of financial analysts and investors. This could cause the value of the Company's common stock to fall.

New accounting guidance under SAB 101 will result in delayed recognition of the Company's revenues.

    The Company implemented SAB 101 in fiscal year 2001, retroactive to the first quarter. In some situations, application of this accounting guidance delays the recognition of revenue that would otherwise have been recognized in earlier periods. As a result, the Company's reported revenue could fluctuate more widely in future fiscal periods, and reported revenue for a particular fiscal period might not meet the expectations of financial analysts or investors. A delay in recognition of revenue resulting from application of this guidance, while not affecting the Company's cash flow, could adversely affect its results of operations in one or more future periods, which could cause the value of its common stock to fall.

The Company typically charges a fixed price for a system, which leaves it vulnerable to cost overruns.

    The Company typically charges a fixed price for its systems. As a result, if the costs it incurs in performing a contract exceed its expectations, it generally cannot pass those costs on to its customer. For example, the Company's manufacturing problems with TurboStocker and price competition and higher that expected costs associated with the introduction of some of its new 300mm systems have in some cases caused the Company's costs to exceed its revenues from associated contracts, which adversely affects its gross margins and net income.

The Company has a limited number of customers, and the loss, cancellation or delay of any order from these customers could harm its business.

    For the foreseeable future, the Company expects to continue to derive a significant portion of its revenue from a limited number of customers. The loss, cancellation or delay of any order from these customers could significantly reduce the Company's revenue and harm its reputation in the industry. The Company experienced order cancellations from a small number of customers of over $50.0 million during fiscal year 2001. Sales to the Company's top ten customers accounted for 61% of total net revenue in fiscal year 2001 and 54% in fiscal years 2000 and 1999. In fiscal year 2001, two customers accounted for 21% and 11% of total net revenue. In fiscal year 2000, two customers accounted for 14% and 12% of total net revenue. In fiscal year 1999, one customer accounted for 21% of total net revenue. The Company's largest customers can change from year to year, as some customers complete large semiconductor fabrication facilities and others initiate new projects. Moreover, at least one of the Company's significant customers has adopted a policy of maintaining multiple vendors for the products it purchases. This kind of policy could continue to limit the Company's ability to sell products to its customers.

The Company does not have long-term purchase agreements with its customers, and as a result its customers could stop purchasing its products and services at any time.

    None of the Company's customers has any long-term obligation to continue to purchase its products or services, which exposes the Company to competitive price pressure on each order. The Company's failure to obtain large orders from new or existing customers could seriously harm its business. The Company believes that sales to some of its customers will decrease in the near future as they complete their current purchases for new or expanded semiconductor fabrication facilities. In the past, the Company's customers have sometimes failed to place orders it expected or have delayed or canceled delivery schedules as a result of changes in their requirements. Because of the long sales cycle for its products, the Company may have difficult in quickly replacing orders that its customers cancel or reduce. When a customer cancels an order, the Company generally does not recover more than its costs. Any order deferrals or cancellations could seriously harm its business.

To remain competitive, the Company must continually improve its technology and develop new products, even in industry downturns.

    Technology changes rapidly in the semiconductor manufacturing industry, and to remain competitive the Company must continually invest in research and development to improve its technology and develop new products, even during industry downturns. The Company's business will suffer if it fails to develop and introduce more advanced systems at competitive prices and on a cost-effective basis so as to enable its customers to integrate them into their operations either before or as they begin volume product manufacturing. For example, as the semiconductor industry transitions from 200mm manufacturing technology to 300mm technology, the Company believes it is important to its future success to develop and sell new products that are compatible with 300mm technology. If the Company's competitors introduce new technologies or new products, the Company's sales could decline and its existing products could lose market acceptance. The Company's success in developing, introducing, selling and supporting more advanced products depends upon many factors, including: anticipating customer needs; developing a comprehensive, integrated product strategy; component selection; timely and efficient completion of product design and development; timely and efficient implementation of manufacturing and assembly processes, software development; product performance in the field; market acceptance; and effective sales, marketing, service and project management.

    Because the Company must commit resources to product development well in advance of sales, its product development decisions must anticipate technological advances by leading semiconductor manufacturers. The Company may not succeed in that effort. The Company's inability to select, develop, manufacture and market new products or enhance its existing products could cause it to lose its competitive position and could seriously harm its business.

Demand for less expensive semiconductors is increasing pressure to reduce prices in the Company's industry.

    Semiconductors are increasingly being incorporated into less expensive products, which limits the price that semiconductor manufacturers can charge for semiconductors. As a result, semiconductor manufacturers face increasing pressure to reduce their costs, which in turn creates pressure on semiconductor equipment manufacturers, such as the Company, to reduce the prices of their products. The Company believes that over time this trend may lead to lower prices, which could reduce its revenue and adversely affect its operating results.

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

The Company's international operations create special risks.

    The Company's international revenues were 37.8%, 36.1% and 32.8% of its total revenues for fiscal years 2001, 2000 and 1999, respectively. The Company anticipates that international revenues will continue to account for a significant portion of total revenue for the foreseeable future. The Company's international operations carry additional risks, including: unexpected changes in trading policies, regulatory requirements, exchange rates, tariffs and other barriers, particularly in countries such as China; unstable political and economic environments; greater difficulties in collecting accounts receivable; difficulties in managing distributors or representatives; restrictions on exporting and importing technology; fewer protections for intellectual property; longer sales cycles; difficulties in staffing and managing foreign operations; restrictions on the repatriation of earnings; and potentially adverse tax consequences.

    Although the Company's international revenues are primarily denominated in U.S. dollars, changes in currency exchange rates could make it more difficult for the Company to compete on price. If the Company's international revenues increase relative to its total revenue, these factors could have a more pronounced effect on its operating results. In any event, any of these factors could seriously harm its business.

The Company faces significant competition from other automation companies, especially in the Asia-Pacific market, which may limit the prices it can charge for its products and may cause it to lose revenues.

    The markets for the Company's products and services are intensely competitive, and the Company may be unable to compete successfully. The Company's automation systems division competes with Daifuku, Murata Machinery, Shinko Electric and other manufacturers of automated machinery used in semiconductor fabrication facilities. The Company's tool automation systems division competes with Genmark Automation, Asyst Technologies, Brooks Automation and other wafer-handling robotics companies, including in-house organizations of process tool manufacturers that develop their own automation technology, as well as other robotics companies. The Company's software products compete with products provided by Consilium, a subsidiary of Applied Materials, Brooks Automation and other vendors.

    The Company believes that, once a semiconductor manufacturer selects a vendor's equipment for a particular fab, the manufacturer may purchase that equipment for other fabs. Accordingly, the Company may have difficulty selling to potential customers that have selected a competitor's equipment, and the Company expects that difficulty to last for a significant period of time. In addition, the expected transition to 300mm technology may cause new competitors to enter the Company's markets and may diminish its competitive advantage with customers for whom the Company is the incumbent supplier of automation equipment. In the face of increased competition, the Company may need to lower its prices, which could seriously harm its business.

The Company is becoming increasingly dependent on subcontractors and one or a few suppliers for some components and manufacturing processes.

    For some products, or components or specialized processes that the Company uses in its products, it depends on subcontractors or has available only one or a few suppliers. For example, the Company has engaged Shinsung Engineering Co. Ltd. to manufacture TurboStocker for delivery in the Asian market and to provide related customer support. The Company's reliance on subcontractors gives it less control over the manufacturing process and exposes it to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. The Company intends to outsource additional aspects of its manufacturing operations to subcontractors and suppliers. The Company could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If the Company is unable to obtain adequate deliveries of products or components for an extended period of time, it may have to pay more for inventory parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. These outcomes could damage the Company's relationships with its customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm the Company's business.

    The Company's dependence on third-party suppliers could harm its ability to negotiate the terms of its future business relationships with these parties, and it may be unable to replace any of them on terms favorable to the Company. In addition, outsourcing the Company's manufacturing to third parties may require the Company to share its proprietary information with these suppliers. Although the Company enters into confidentiality agreements with the third parties, these agreements may not adequately protect its proprietary information.

The failure of any of the Company's key suppliers to deliver components in a timely manner could seriously harm its business, reputation and results of operations.

    The Company currently obtains many of its components on an as-needed, purchase-order basis. The Company does not have any long-term supply contracts with its vendors, and it believes many of them have been curtailing their operations in response to the industry downturn. When demand for semiconductor manufacturing equipment increases, the Company's suppliers face significant challenges in delivering components to it on a timely basis. If the Company is unable to obtain enough components of acceptable quality on a timely basis, it may be forced to delay or reduce shipments of its products, which could create customer dissatisfaction, cause lost sales and otherwise have a material adverse effect on its revenues and results of operations. Delays on the Company's part could also cause it to incur contractual penalties for late delivery.

The Company depends on its executive officers and other key personnel.

    The Company's future success depends significantly on the skills, experience and efforts of its executive officers and other key employees. Many of these individuals would be difficult to replace. The loss of any key person could seriously harm its business. The Company does not have employment agreements with most of its key employees, and it maintains no key-man life insurance.

The Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs.

    Complex software products like the Company's can contain errors or defects, particularly when the Company first introduces new products or when it releases new versions or enhancements. Any defects or errors could result in lost revenue or a delay in market acceptance, which would seriously harm the Company's business and operating results. The Company has occasionally discovered software errors in its new software products and new releases after their introduction, and it expects that this will continue. Despite both internal and external testing, the Company's software products may contain serious defects.

    Because many customers use the Company's products for business-critical applications, any errors, defects or other performance problems could result in financial or other damage to its customers and could significantly impair their operations. The Company's customers could seek to recover damages from it for losses related to any of these issues. A product liability claim brought against the Company, even if not successful, would likely be time consuming and costly to defend and could adversely affect its marketing efforts.

The Company may be unable to protect its proprietary technology.

    The Company's ability to compete depends significantly upon its patent for certain key elements of its AeroTrak monorail system, its other patents, its source code and its other proprietary technology. The steps the Company has taken to protect its technology may be inadequate. If so, the Company may be unable to prevent others from using what the Company regards as its technology to compete with it. For example, the Company's patents could be challenged, invalidated or circumvented, and the rights it has under its patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of piracy. Other companies could independently develop similar or superior technology without violating the Company's proprietary rights. Any misappropriation of its technology or the development of competing technology could seriously harm the Company's business.

    If the Company has to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive, could distract the attention of management and could involve a high degree of risk.

Claims by others that the Company infringes their proprietary technology could harm its business.

    Third parties could claim that the Company's products or technology infringe their patents or other proprietary rights. Although the Company conducts patent searches to determine whether the technology used in its products infringes patents held by third parties, these searches are not comprehensive and may not reveal potential third-party claimants. Any claim of infringement by a third party could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of the Company's management. Furthermore, a party making such a claim could secure a judgment against the Company that requires it to pay substantial damages. A judgment could also include an injunction or other court order that could prevent the Company from selling its products. Any of these events could seriously harm the Company's business.

    If anyone asserts a claim against the Company relating to proprietary technology or information, the Company might seek to license their intellectual property or develop non-infringing technology. The Company might not be able to obtain a license on commercially reasonable terms or on any terms.

Alternatively, the Company's efforts to develop non-infringing technology could be unsuccessful. The Company's failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent it from selling its products and could therefore seriously harm its business.

The market price of the Company's common stock is highly volatile.

    The market price of the Company's common stock has fluctuated widely and may continue to do so. For example, during fiscal years 2000 and 2001, the sales price of the common stock has ranged from a high of $87.63 per share to a low of $10.02 per share. Many factors could cause the market price of the common stock to rise and fall. These factors include:

  •
  variations in the Company's quarterly operating results;

  •
  announcements of technological innovations;

  •
  introduction of new products or new pricing policies by the Company or its competitors;

  •
  announcements by the Company or its competitors of significant customer orders;

  •
  acquisitions or strategic alliances by the Company or others in its industry;

  •
  the hiring or departure of key personnel;

  •
  changes in the semiconductor industry cycle;

  •
  changes in market valuations of companies within the semiconductor industry; and

  •
  changes in estimates of the Company's performance or recommendations by financial analysts.

    When the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock.

Pending securities class action lawsuits could have a material adverse effect on the Company's financial condition and results of operations.

    The Company and three of its directors are defendants in a pending securities class action lawsuit claiming, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The complaint seeks certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000, and also seeks damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. An argument on the defendants' motion to dismiss is scheduled for February 26, 2002. The Company strongly believes that the lawsuits lack merit and intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the Company will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation in this lawsuit could materially harm the Company's business.

The Company may need additional financing, which could be difficult to obtain.

    The Company expects that its existing cash and investment balances and cash generated from operations will be sufficient to meet its cash requirements to fund operations and expected capital expenditures for at least the next twelve months. If the industry downturn is more severe than the Company currently expects, the Company may need to raise additional funds. If the Company cannot raise funds on acceptable terms, if and when needed, it may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated requirements, which could seriously harm its business. Factors such as market conditions or the Company's operating performance could impair its ability to obtain financing. If the Company raises funds by selling equity or convertible debt securities, the sale may dilute existing ownership interests in the Company. Moreover, the Company may issue securities that have rights, preferences and privileges senior to the common stock. Future financings may also place restrictions on how the Company operates its business.

Provisions of the Company's charter and by-laws and Massachusetts law make a takeover of the Company more difficult.

    The Company's basic corporate documents, its stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of the Company, even if a change of control would be beneficial to the Company's stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency and Exchange Rate Risk

    The Company conducts a portion of its business outside the United States through its foreign subsidiaries. The Company has foreign currency exposure related to its operations in international markets, where it transacts some business in foreign currencies, and accordingly the Company is exposed to adverse movements in foreign currency exchange rates. The Company's foreign subsidiaries maintain their accounting records in local currencies. Consequently, changes in currency exchange rates may affect the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company's consolidated statement of operations. The functional currency is the U.S. dollar for all of the Company's subsidiaries, and therefore translation gains and losses are included as a component of net income or loss. Substantially all of the Company's revenue is invoiced and collected in U.S. dollars.

    The Company had no outstanding forward currency contracts at September 30, 2001 and 2000.

    Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. The Company currently does not use financial instruments for trading or hedging purposes, due to its limited exposure in these areas.

Item 8. Financial Statements and Supplementary Data

    Consolidated Financial Statements and Financial Statement Schedule as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001 are included in Items 14(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

    The following table provides information concerning each director and executive officer of PRI as of September 30, 2001:

Name	Age	Position
Mordechai Wiesler	71	Chairman of the Board of Directors
Mitchell G. Tyson	47	President, Chief Executive Officer and Director
Cosmo S. Trapani	63	Vice President and Chief Financial Officer
Robert de Neve	41	Vice President and General Manager, OEM Systems Division
R. Brad Lawrence	54	Vice President and General Manager, Automation Systems Division
Amram Rasiel(1)	71	Director
Boruch B. Frusztajer(1)(2)	71	Director
Alexander V. d'Arbeloff(1)(2)	74	Director
Kenneth M. Thompson	63	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

    Mordechai Wiesler, a founder of PRI, has been a director of PRI since the Company's inception in 1982. Mr. Wiesler served as PRI's President from its inception until February 1995, as Chief Executive Officer from its inception until August 1998 and as Treasurer from its inception until September 1999. Mr. Wiesler was also founder, president and chairman of Transistor Automation Corporation until its sale to Teledyne, Inc. in 1966. Mr. Wiesler received a B.S. in mechanical engineering from the Technion in Israel.

    Mitchell G. Tyson was named Chief Executive Officer of PRI in August 1998. He was elected to the office of President and named a director of PRI in 1995. Mr. Tyson served as the Company's Chief Operating Officer from 1990 to 1998. From 1987 to 1990, he served as its Vice President, Operations. From 1984 to 1987, Mr. Tyson was the director of product management of GCA Corporation, a manufacturer of semiconductor capital equipment. From 1979 to 1984, he was a senior legislative assistant and science advisor to U.S. Senator Paul Tsongas in Washington, D.C. Mr. Tyson holds a B.S. in physics, an M.S. in political science and an M.S. in nuclear engineering, all from the Massachusetts Institute of Technology. Mr. Tyson is a member of the board of directors of the Semiconductor Industry Suppliers Association of North America (formerly SEMI-SEMATECH, Inc.). In addition, Mr. Tyson is a member of the North American Advisory Board of SEMI, a trade association that represents the worldwide semiconductor equipment industry and a member of the board of directors of the Massachusetts High Technology Council.

    Cosmo S. Trapani was named Vice President and Chief Financial Officer of PRI in March 2000. From October 1999 to February 2000, Mr. Trapani was Senior Vice President and Chief Financial Officer at Circor International, Inc., a manufacturer of fluid control systems. From 1990 to 1998, he served as Executive Vice President and Chief Financial Officer of Unitrode Corporation, a manufacturer of analog and mixed signal integrated circuits. Mr. Trapani holds a B.S. in accounting from Boston College and is a certified public accountant. Mr. Trapani is a member of the board of directors of a privately held company.

    Robert de Neve has been Vice President and General Manager of the OEM Systems Division of PRI since June 2000. Mr. de Neve served as Vice President and Co-General Manager of that division from June 1999 to June 2000. From December 1995 until the acquisition of Equipe Technologies by PRI in January 1998, Mr. de Neve served as Vice President of Operations of Equipe, where he performed the duties of Vice President of Manufacturing and acting Chief Operating Officer. Mr. de Neve continued in that position with PRI until June 1999. Before joining Equipe, Mr. de Neve served as Senior New Products Introduction Program (NPI) Manager at Tencor/Prometrix from September 1992 to December 1995. Mr. de Neve held various engineering, NPI and manufacturing positions at KLA Instruments from June 1980 to September 1992. Mr. de Neve is a former instructor and graduate of the Project and Program Management Program at the School of Business Management of the University of California -Santa Cruz, and also a graduate from the Contemporary Optics and Lens Design Program at the Institute of Optics at the University of Rochester. Mr. de Neve also studied electronic engineering technology at Cogswell Polytechnical College.

    R. Brad Lawrence became the General Manager and Vice President of the Factory Systems Division of PRI in April 2001. From August 1996 to August 2000, Mr. Lawrence served as Executive Vice President and Chief Operating Officer of Flow International Corporation, a leader in ultra-high pressure technology. From April 1992 to August 1996, Mr. Lawrence served as President and Chief Executive Officer of Conductive Rubber Technology, a manufacturer and distributor of keypads to the electronics industry in North America. From 1989 to 1992, Mr. Lawrence served as Assistant General Manager of Operations at Kenworth Truck Company, a division of Paccar Incorporated. From 1969 to 1989, Mr. Lawrence held a variety of management positions at Rockwell International Corporation, including Vice President and General Manager, Gas Products Division. Mr. Lawrence holds a B.S. in business administration from Pennsylvania State University and an M.B.A. from the University of Pittsburgh.

    Amram Rasiel became a director of PRI in 1982. Dr. Rasiel is a private investor. He is a director of Progress Software Corporation, a provider of application development software, and of a number of privately held companies.

    Boruch Frusztajer became a director of PRI in 1982. Mr. Frusztajer has been the President of BBF Corporation, an industrial management company, since 1984.

    Alexander V. d'Arbeloff became a director of PRI in 1982. Mr. d'Arbeloff, a member of the MIT Corporation since 1989, was named Chairman of the MIT Corporation in July 1997. In 1960, Mr. d'Arbeloff founded Teradyne and served as its president and chief executive officer until May 1997, and as its chairman of the board from June 1997 until June 2000. He is also chairman of the board of Empirix, which offers testing solutions for communications equipment manufacturers, e-business and enterprise call centers, and a director of Pegasystems, Inc. He also serves on the boards of several privately held and non-profit institutions.

    Kenneth M. Thompson became a director of PRI in July 1998. Mr. Thompson was employed by Intel Corporation for twenty-five years, most recently as Vice President, Technology Manufacturing Engineering. He retired from Intel in 1998. From August 2000 to August 2001 Mr. Thompson was President, Chief Executive Officer and a director of AvantCom Network, Inc. Mr. Thompson is a director of LAM Research Corp. and a private company.

    Each director holds office until the next annual election of directors and until his successor is chosen and qualified or until he sooner dies, resigns, is removed, or becomes disqualified. Each officer generally holds office until the first meeting of the directors after the next annual election of directors and until his successor is chosen and qualified or until he sooner dies, resigns, is removed, or becomes disqualified.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company with respect to fiscal year 2001, or written representations that no Form 5 was required to be filed with respect to fiscal year 2001, PRI believes that all of its officers, directors and greater-than-10% stockholders fulfilled their Section 16(a) filing requirements in a timely manner, with the exception of Mr. Wiesler, who inadvertently failed to file on a timely basis a report on Form 4 with respect to one transaction.

Item 11. Executive Compensation

    The following table provides summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the five other most highly compensated executive officers (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during fiscal year 2001, fiscal year 2000, and fiscal year 1999.

SUMMARY COMPENSATION TABLE

Long-term Compensation
Annual Compensation(1)
Awards Securities Underlying Options
Name and Principal Position	Fiscal Year	Salary		Bonus				All Other Compensation (2)
Mordechai Wiesler Chairman of the Board	2001 2000 1999	$ $ $	159,369 188,100 201,539		— — —		25,500 40,000 40,000	$ $ $	4,332 12,734 12,360
Mitchell G. Tyson President and Chief Executive Officer	2001 2000 1999	$ $ $	364,000 358,624 266,010		— — —		30,000 78,000 55,000	$ $ $	5,543 8,401 5,412
Cosmo S. Trapani(3) Vice President and Chief Financial Officer	2001 2000 1999	$ $	268,673 145,750 —	$ $	112,800 56,400 —	(4) (4)	50,000 57,000 —	$ $	6,461 5,894 —
Robert de Neve Vice President, General Manager, OEM Systems Division	2001 2000 1999	$ $ $	260,637 202,624 160,769	$ $ $	90,000 7,008 20,000		46,000 35,000 13,000	$ $ $	6,455 4,673 2,386
R. Brad Lawrence(5) Vice President, General Manager, Automation Systems Division	2001 2000 1999		$126,058 — —		— — —		65,000 — —		$38,013 — —
Edward A. Wagner(6) Former Vice President, General Manager, Factory Systems Division	2001 2000 1999	$ $ $	232,056 268,917 204,346	$ $	411,580 139,100 —		15,000 80,000 39,000	$ $ $	90,870 136,856 6,528

(1)
In accordance with the rules of the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than $50,000 and less than ten percent of the total annual salary and bonus for each executive officer.

(2)
The amounts reported include the Company's contributions to the PRI Savings and Retirement Plan during fiscal year 2001, fiscal year 2000, and fiscal year 1999, respectively, for the benefit of Mr. Wiesler ($3,857, $4,670, and $4,800), Mr. Tyson ($4,800, $7,200, and $4,800), Mr. de Neve

  ($5,960, $4,673 and $2,386), and Mr. Wagner ($2,245, $7,110, and $4,800); during fiscal year 2001 and fiscal year 2000, respectively, for Mr. Trapani ($5,899 and $3,975); and during fiscal year 2001 for Mr. Lawrence ($3,946); and premiums paid by the Company on excess life insurance policies during fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively, for Mr. Wiesler ($475, $8,064 and $7,560), Mr. Tyson ($743, $1,201 and $612), Mr. de Neve ($495, $486 and $347), and Mr. Wagner ($167, $1,406, and $1,728); during fiscal year 2001 and fiscal year 2000, respectively, for Mr. Trapani ($562 and $1,919); during fiscal year 2001, for Mr. Lawrence ($274); and for temporary living expenses and relocation during fiscal year 2001 and fiscal year 2000 for Mr. Wagner ($88,458 and $128,340); and for relocation during fiscal year 2001 for Mr. Lawrence ($33,793).

(3)
Mr. Trapani joined the Company during fiscal year 2000 and therefore received compensation for only a portion of that fiscal year.

(4)
Under Mr. Trapani's at-will employment arrangement with the Company, in addition to being eligible for target bonuses, a portion of his annual compensation is payable in the form of a fixed payment of $28,200 per quarter for up to the first five years of his employment with the Company.

(5)
Mr. Lawrence joined the Company during fiscal year 2001 and therefore received compensation for only a portion of that fiscal year.

(6)
Mr. Wagner ceased to be an executive officer of the Company in March 2001.

Directors' Compensation

    Each non-employee director of PRI has served without cash compensation but has been reimbursed, upon request, for expenses incurred in attending meetings of the Board of Directors. Directors who are PRI employees are not paid any separate fees for serving as directors.

    Before fiscal year 2001, the Board of Directors voted to automatically grant annually on November 30 to each non-employee director then in office a nonqualified option under the 1997 Stock Option Plan to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on that date. Pursuant to this vote, on November 30, 2000, each of Messrs. Rasiel, Frusztajer, d'Arbeloff and Thompson was automatically granted a nonqualified option to purchase 5,000 shares of common stock at an exercise price of $17.81 per share. On June 19, 2001, the Board of Directors voted to increase the number of nonqualified options automatically granted each year from 5,000 to 10,000 shares. On that date, the Board of Directors also voted to grant each of Messrs. Rasiel, Frusztajer, d'Arbeloff and Thompson a nonqualified option to purchase 5,000 share of common stock at an exercise price of $14.90 per share and, thereafter, to grant Mr. Wiesler nonqualified options to the same extent as non-employee directors. Pursuant to the foregoing votes, on November 30, 2001, each of Messrs. Wiesler, Rasiel, Frusztajer, d'Arbeloff, and Thompson was automatically granted a nonqualified option to purchase 10,000 shares of common stock at an exercise price of $18.71 per share.

Option Grants in Last Fiscal Year

    The following table provides information concerning stock option grants made by the Company during fiscal year 2001 under the 1997 Non-Incentive Stock Option Plan and the 2000 Stock Option Plan to the Chief Executive Officer and each of the other Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
			% of Total Options Granted to Employees in Fiscal Year
	Options Granted				Exercise Price (1)		Expiration Date
Name								5%		10%
Mordechai Wiesler	10,500 15,000	(5) (3)	0.42 0.60	% %	$ $	14.90 17.75	06/19/07 10/23/06	$ $	53,208 90,550	$ $	120,711 205,428
Mitchell G. Tyson	30,000	(3)	1.21%			$17.75	10/23/06		$181,101		$410,856
Cosmo S. Trapani	10,000 40,000	(5) (3)	0.40 1.61	% %	$ $	14.90 17.75	06/19/07 10/23/06	$ $	50,674 241,468	$ $	114,963 547,808
R. Brad Lawrence	60,000 5,000	(4) (5)	2.42 0.20	% %	$ $	14.32 14.90	04/09/07 06/19/07	$ $	292,210 25,337	$ $	662,925 57,481
Robert de Neve	10,000 36,000	(5) (3)	0.40 1.45	% %	$ $	14.90 17.75	06/19/07 10/23/06	$ $	50,674 217,321	$ $	114,963 493,027
Edward A. Wagner	15,000	(3)	0.60%			$17.75	10/23/06		$90,550		$205,428

(1)
All options were granted at exercise prices not less than fair market value, which was determined by the Board of Directors to be the last sale price of the common stock on the date of grant as reported by the Nasdaq Stock Market.

(2)
Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the Named Executive Officers. This table does not take into account any appreciation in price of the common stock from the date of grant to the current date. The values shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise.

(3)
Options vest in 20 equal quarterly installments beginning 01/23/01 and ending 10/23/05.

(4)
Options vest in 20 equal quarterly installments beginning 07/09/01 and ending 04/09/06.

(5)
Options vest in 20 equal quarterly installments beginning 09/19/01 and ending 06/19/06.

Option Exercises and Fiscal Year-end Option Values

    The following table provides information concerning option exercises and holdings under the Company's 1994 Incentive and Nonqualified Stock Option Plan, 1997 Non-Incentive Stock Option Plan

and 2000 Stock Option Plan as of September 30, 2001 with respect to the Chief Executive Officer and the other Named Executive Officers:

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

			Common Stock Underlying Unexercised Options at Fiscal Year-end
					Value of Unexercised In-the-Money Options at Fiscal Year-end (2)
	Shares Acquired On Exercise	Value Realized (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mordechai Wiesler	—	—	117,675	81,225	—	—
Mitchell G. Tyson	—	—	169,220	156,500	—	—
Cosmo S. Trapani	—	—	21,500	85,500	—	—
R. Brad Lawrence	—	—	3,250	61,750	—	—
Robert de Neve	—	—	55,011	85,600	—	—
Edward A. Wagner	5,625	$77,906	29,250	101,998	—	—

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

(2)
Calculated on the basis of the last sale price of the common stock on September 28, 2001 as reported by the Nasdaq Stock Market ($10.02 per share), less the applicable option exercise price. No options were in the money as of September 30, 2001.

Employment and Retention Agreements

    Mordechai Wiesler, PRI's Chairman of the Board, entered into an employment agreement with PRI in July 2001. Mitchell G. Tyson, PRI's President and Chief Executive Officer, entered into an employment agreement with PRI and Brooks in October 2001 in connection with the execution of the merger agreement between the two companies. Mr. Tyson's agreement will become effective only upon the closing of the merger of PRI and Brooks. Several of PRI's officers and directors, including Mr. Wiesler, have retention agreements with PRI. The following is a summary of these agreements:

    Mordechai Wiesler.  On July 5, 2001, Mordechai Wiesler, PRI's Chairman of the Board, entered into an employment agreement with PRI. Under the agreement, Mr. Wiesler is employed on an at-will basis as the Chairman of the Board and is required to perform duties and functions related to his position as Chairman of the Board.

    Under the agreement, PRI agreed to pay Mr. Wiesler a base salary of $100,000 per year. Mr. Wiesler is also entitled to participate in PRI's stock option plans to the same extent as non-employee directors and participate in or receive benefits under PRI's employee benefit plans and policies in effect from time to time for comparable employees, subject to the applicable terms and conditions of the particular benefit plan.

    The agreement provides that Mr. Wiesler's employment will terminate or may be terminated as follows:

  •
  upon Mr. Wiesler's death;

  •
  by PRI if Mr. Wiesler suffers a disability, which is defined as physical or mental incapacity that results in his inability to perform his duties for a period of six consecutive months;

  •
  voluntarily by Mr. Wiesler;

  •
  by Mr. Wiesler for good reason;

  •
  by PRI for cause; and

  •
  by PRI without cause.

    If Mr. Wiesler's employment is terminated by PRI for cause, he will be entitled to receive his base salary only through the date of termination. All other benefits owed to Mr. Wiesler following the termination of his employment for cause will be determined in accordance with the plans, policies and practices of PRI at the time of his termination. For purposes of the employment agreement, cause means any of the following: Mr. Wiesler's willful and continued failure substantially to perform his duties (other than as a result of total or partial incapacity due to physical or mental illness), the willful commission by Mr. Wiesler of acts that are dishonest and demonstrably injurious to PRI, or an act or acts on Mr. Wiesler's part constituting a felony under the laws of the United States or any state. To terminate Mr. Wiesler's employment for cause, PRI must first provide Mr. Wiesler reasonable notice of and a reasonable opportunity to be heard by the board of directors, a majority of the board must find in good faith that an event constituting cause for termination has occurred, and PRI must give Mr. Wiesler written notice of termination of his employment.

    If PRI terminates Mr. Wiesler's employment without cause (other than by reason of disability or death), he will receive a lump sum payment of his base salary through the date of termination at the rate in effect on the date of termination, a severance payment of $100,000, and, in the case of compensation previously deferred by Mr. Wiesler, if any, all amounts of such compensation previously deferred and not yet paid by PRI. In addition, all options or other awards issued under any of PRI's option plans will become fully vested and exercisable as of the date of termination. Mr. Wiesler's benefits will continue for twelve months after termination of his employment.

    If Mr. Wiesler terminates his employment with PRI for good reason, he will be entitled to receive the same payments he would have received had his employment been terminated by PRI without cause. For this purpose, good reason means the assignment to Mr. Wiesler of duties and responsibilities inappropriate for his position, any failure by PRI to reappoint him as Chairman of the Board, a reduction in his compensation or benefits, the relocation of PRI's principal offices to a location outside the metropolitan Boston, Massachusetts area, PRI's requiring Mr. Wiesler to be based anywhere other than its current location in Billerica, Massachusetts, PRI's failure to obtain the specific assumption of Mr. Wiesler's employment agreement by any person or company acquiring PRI, or the occurrence of an event after such an assignment of his agreement that he reasonably believes will impair his rights under the agreement.

    Upon the closing of the merger of PRI and Brooks, Mr. Wiesler will cease to be Chairman of the Board of PRI. Brooks, PRI and Mr. Wiesler have agreed that this event will constitute termination of his employment without cause and for good reason. Accordingly, Mr. Wiesler will be entitled to receive the severance payments and benefits described above for either such termination.

    Mr. Wiesler is also a party to a retention agreement with PRI, the terms of which are discussed in detail below. Upon the closing of the merger of PRI and Brooks, under the terms of the retention agreement, Mr. Wiesler will receive additional severance payments and benefits and his options to purchase common stock will vest in full.

    Mitchell G. Tyson.  Simultaneously with the execution of the merger agreement between PRI and Brooks, Mitchell G. Tyson, PRI's President and Chief Executive Officer, signed an employment agreement with Brooks and PRI. The agreement will become effective upon the closing of the merger and will replace his existing retention agreement with PRI. Following the merger, Brooks will employ Mr. Tyson as Special Assistant to the Chief Executive Officer. The employment agreement has a term of six months commencing on the closing of the merger.

    Under the employment agreement, Brooks will pay Mr. Tyson a base salary of $182,000 for the six-month term. In addition, Brooks will pay Mr. Tyson a retention bonus of $364,000 if he remains employed by Brooks through the full term of the employment agreement or if the employment agreement is terminated due to Mr. Tyson's death or disability. The agreement also provides that Mr. Tyson is entitled to receive the benefits that Brooks generally provides to other employees of similar status and compensation.

    The agreement provides that, for a period of two years after the date on which his employment is terminated for any reason, Mr. Tyson will not compete with Brooks, directly or indirectly, whether as an employee, owner, partner, shareholder, investor, or otherwise. During this same period, Mr. Tyson agreed that he will not knowingly interfere with any of Brooks' business relationships and will assist Brooks in enforcing its rights to certain intellectual property. In consideration for Mr. Tyson's agreement to these provisions, during the two years after the date on which his employment is terminated, Brooks will pay Mr. Tyson $546,000 each year, and he will be eligible to participate in all insurance and other benefit programs for employees of Brooks on the same basis as other employees of similar status and compensation.

    The agreement also provides that, upon the closing of the merger, the vesting of all options previously granted by PRI to Mr. Tyson will accelerate so that they will be exercisable in full, and all such options will be exercisable until the earlier of the original expiration date of the option or three years after the closing.

    If any payment or benefit received by Mr. Tyson becomes subject to any excise tax imposed by Section 4999 of the Internal Revenue Code, Brooks will pay Mr. Tyson an amount equal to that excise tax.

    The agreement provides that Mr. Tyson's employment will terminate or may be terminated as follows:

  •
  upon Mr. Tyson's death;

  •
  by Brooks if the board of directors of Brooks determines in good faith that Mr. Tyson suffers a disability, which is physical or mental illness that prevents him from performing his duties as a full-time employee of Brooks and, at least 26 weeks after its commencement, such inability is determined to be total and permanent by a physician selected by Brooks and acceptable to Mr. Tyson;

  •
  by Brooks for cause; and

  •
  voluntarily by Mr. Tyson, at any time upon 30 days' written notice to Brooks.

    For purposes of the employment agreement, cause means any of the following: Mr. Tyson's conviction of a felony involving moral turpitude, conduct by him that involves any immoral acts that would impair his or Brooks' reputation, fraud or embezzlement committed by him against Brooks, or habitual neglect of the duties assigned to him which has not been remedied within 30 days following his receiving a written demand from Brooks that describes the basis for Brooks' belief that he has not performed his duties.

    The employment agreement includes provisions regarding the payment of severance and benefits by Brooks upon the termination of Mr. Tyson's employment for any reason. In the event of the termination of Mr. Tyson's employment for any reason, he will be entitled to receive any and all salary, bonus, expenses, perquisites or fringe benefits earned but not yet paid to him. With respect to any amount payable periodically, he will be deemed to have earned a portion of that amount equal to the portion of the period that will have elapsed at the date of termination, and that amount will be paid at the time it would be normally paid. Brooks and Mr. Tyson agreed that, after any termination of his employment, neither Brooks nor Mr. Tyson will make any public statement pertaining to the termination other than a single statement agreed upon by Brooks and Mr. Tyson, except that Brooks may make public statements as necessary to comply with applicable laws.

    Under the agreement, Brooks will indemnify Mr. Tyson to the fullest extent permitted by law and Brooks' charter and bylaws against all liabilities and costs resulting from any claim that relates to Mr. Tyson's performance of his duties under the agreement.

    Mr. Tyson's employment agreement supersedes his retention agreement with PRI, and he is not entitled to any of the severance payments or benefits set forth in his retention agreement.

    Retention agreements.  PRI has entered into retention agreements with approximately forty of its executives, including Mr. Wiesler, Mr. Tyson, Mr. Trapani, Mr. de Neve and Mr. Lawrence. Mr. Tyson's retention agreement will be superseded by the employment agreement described above. Under these agreements, PRI will provide severance payments and other benefits to the executives if, within 12 months after a change of control of PRI, any of the following events occurs:

  •
  the executive's employment is terminated other than for cause, as defined in the agreement; or

  •
  the executive resigns after a material reduction in his or her salary or benefits, after his relocation to a facility in a different location without his or her consent, or after one of several other specified events.

    The proposed merger with Brooks will constitute a change in control of PRI under the retention agreements. Accordingly, if any of the foregoing events happens after the merger, PRI will pay the affected executive a lump sum equal to the executive's then-current annual base compensation, plus the bonus that PRI paid the executive for the most recently completed fiscal year, plus a pro-rated fraction of the executive's target bonus for the then-current fiscal year. Each agreement also provides that, upon such termination or resignation, or upon the first anniversary of a change of control if there has been no such termination or resignation, all of the stock options held by the executive will vest in full and become fully exercisable, and any rights PRI may have had to repurchase any PRI stock owned by the executive will terminate.

    Severance agreement.  On March 30, 2001, Edward A. Wagner entered into an agreement with PRI under which he ceased to serve as PRI's Vice President and General Manager, Factory Systems Division, and became a special assistant to the chief executive officer for a term ending May 9, 2002 at a bi-weekly salary of $1,536. If Mr. Wagner's employment is involuntarily terminated, PRI will continue to pay his compensation until May 9, 2002. While employed, Mr. Wagner's stock options will generally continue to vest and he is entitled to participate in any employee medical and dental insurance programs. The agreement also provides that, in recognition of his past contributions, Mr. Wagner will receive four equal quarterly payments of $59,500. The agreement also extended the term of Mr. Wagner's non-competition obligations to PRI to March 30, 2004.

Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee is a former or current employee of the Company or a party to any other relationship of a character required to be disclosed pursuant to Item 402(j) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table provides information with respect to the beneficial ownership of PRI's common stock as of November 26, 2001 (except as otherwise noted below) by (i) each person or entity known to the Company to own beneficially five percent or more of PRI's common stock, (ii) each of its directors, (iii) the Chief Executive Officer and the other Named Executive Officers and (iv) PRI's current executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power over the shares listed below:

	Shares Beneficially Owned (1)
Name and Address	Number	Percent
Mellon Financial Corporation(2)	2,609,523	10.2%
Mordechai Wiesler(3)	623,077	2.4%
Dr. Amram Rasiel	508,210	2.0%
Mitchell G. Tyson(4)	364,232	1.4%
Alexander V. d'Arbeloff	96,767	*
Robert de Neve	66,861	*
Boruch B. Frusztajer	62,000	*
Edward A. Wagner	40,750	*
Cosmo S. Trapani	32,310	*
Kenneth M. Thompson	15,000	*
R. Brad Lawrence	10,750	*
All current executive officers and directors as a group (9 persons)	1,779,207	6.8%

*
Less than one percent.

(1)
Includes shares subject to options exercisable within 60 days from November 26, 2001 for the purchase of the following numbers of shares: Mr. Wiesler, 104,300 shares; Mr. Rasiel, 32,000 shares; Mr. Tyson, 188,190 shares; Mr. d'Arbeloff, 32,000 shares; Mr. Fursztajer, 32,000 shares; Mr. Thompson, 15,000 shares; Mr. Wagner, 40,750 shares; Mr. Trapani, 30,500 shares; Mr. de Neve, 66,861 shares; and Mr. Lawrence, 10,750 shares.

(2)
Based on information contained in a Schedule 13G filed jointly with the SEC on July 10, 2001 by Mellon Financial Corporation and two of its subsidiaries, The Boston Company, Inc. and The Boston Company Asset Management, LLC. Mellon Financial Corporation, a parent holding company, reported sole voting power over 2,286,663 shares, shared voting power over 232,260 shares, sole dispositive power over 2,602,363 shares and shared dispositive power over 7,160 shares. The address of Mellon Financial Corporation is One Mellon Center, Pittsburgh, PA 15258.

(3)
Includes 125,000 shares held by a limited partnership controlled by Mr. Wiesler.

(4)
Includes 23,400 shares held by members of Mr. Tyson's family.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Report:

  (1)
  Financial Statements

    Report of Independent Accountants

    Consolidated Balance Sheets as of September 30, 2001 and 2000

    Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedule

    Schedule II-Valuation and Qualifying Accounts

    Schedules not included herein are omitted because they are not applicable or the required information appears in the consolidated financial statements or notes thereto.

  (3)
  Exhibits

PRI AUTOMATION, INC.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Combination Agreement dated as of November 24, 1998 among the Company, 1325949 Ontario Inc. and Promis Systems Corporation Ltd. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3, File No. 333-69721, and incorporated herein by reference).
2.2
Agreement and Plan of Merger dated as of October 23, 2001 among Brooks Automation, Inc., the Company and Pontiac Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 26, 2001 and incorporated herein by reference).
3.1	Restated Articles of Organization and amendments thereto (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 1, 2001 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
4.1	Specimen certificate for the Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
4.2
Rights Agreement dated as of December 9, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on December 10, 1998 and incorporated herein by reference).
4.3
Amendment No. 1 to Rights Agreement dated as of October 22, 2001 between the Company and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 1, 2001 and incorporated herein by reference).
4.4
Amendment No. 2 to Rights Agreement dated as of October 23, 2001 between the Company and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 1, 2001 and incorporated herein by reference).
4.5	Form of Rights Certificate (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 1, 2001 and incorporated herein by reference).
4.6
Plan of Arrangement under Section 192 of the Canada Business Corporations Act dated March 2, 1999 of PRI Automation (Canada), Inc. (formerly known as Promis Systems Corporation Ltd.) (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-3, File No. 333-69721, and incorporated herein by reference).
4.7
Voting and Exchange Trust Agreement dated March 2, 1999 among the Company, 1325949 Ontario Inc., Promis Systems Corporation Ltd. and Montreal Trust Company of Canada, as trustee (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-3, File No. 333-69721, and incorporated herein by reference).
4.8
Support Agreement dated March 2, 1999 among the Company, 1325949 Ontario Inc. and Promis Systems Corporation Ltd. (filed as Exhibit 99.3 to the Company's Registration Statement on Form S-3, File No. 333-69721, and incorporated herein by reference).

10.1	*	1994 Incentive and Non-Qualified Stock Option Plan of the Company (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).
10.2	*
1997 Non-Incentive Stock Option Plan of the Company, as amended (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.3	*
Amended and Restated Stock Option Plan dated September 30, 1998 of PRI Automation (Canada), Inc. (formerly known as Promis Systems Corporation Ltd.) (filed as Exhibit 4.4 to the Company's Form S-8, File No. 333-74141, and incorporated herein by reference).
10.4	*	2000 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8, File No. 333-33894, and incorporated herein by reference).
10.5	*	2000 Stock Option Plan of the Company, as amended (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.6	*
Form of Retention Agreement dated as of October 23, 2000 between the Company and each of its executive officers and certain other officers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.7	*	Employment Agreement dated as of July 5, 2001 between the Company and Mordechai Wiesler.**
10.8	*	Employment Agreement dated as of October 23, 2001 among the Company, Mitchell G. Tyson and Brooks Automation, Inc.**
10.9	*	Severance Agreement dated as of March 30, 2001 between the Company and Edward A. Wagner **
10.10
Management Agreement dated as of November 30, 2000 between the Company and Wan Keun Lee, as the majority shareholder of Shinsung Eng. Co. Ltd. (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.11
Bond Subscription Agreement dated as of November 30, 2000 between the Company and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.12
First Amendment to the Bond Subscription Agreement dated as of February 23, 2001 between the Company and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001 and incorporated herein by reference).
10.13
Share Subscription Agreement dated as of November 30, 2000 between the Company and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.14
Lease Agreement dated as of May 5, 1994 between the Company and The Prudential Insurance Company of America (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 33-81836, and incorporated herein by reference).

10.15	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America).**
10.16
Lease Agreement dated as of May 28, 1996 between 170 University (Toronto) Partnership and PRI Automation (Canada), Inc. (formerly known as Promis Systems Corporation Ltd.) (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference).
10.17
Lease Agreement dated as of March 9, 1998 between the Company and Lincoln-Whitehall Realty, L.L.C. (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated herein by reference).
10.18
Sublease Agreement dated as of March 18, 1998 between the Company and BAAN USA (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).
10.19
Lease Agreement dated as of October 22, 1999 between the Company and Spieker Properties, L.P. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 2000 and incorporated herein by reference).
10.20	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC.**
10.21	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC.**
10.22
Revolving Credit Agreement dated as of June 16, 1998 between the Company and The Chase Manhattan Bank (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).
10.23
First Amendment to Credit Agreement dated as of March 31, 2000 between the Company and Chase Manhattan Bank (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 and incorporated herein by reference).
10.24
Second Amendment to Credit Agreement dated as of December 31, 2000 between the Company and Chase Manhattan Bank (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).
10.25
Joint Venture Agreement among the Company, Chung Song Systems Co., Ltd. and Shinsung Eng. Co. Ltd. (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference).
21.1	List of Subsidiaries of the Company**
23.1	Consent of PricewaterhouseCoopers LLP**
*
Management contracts and compensatory arrangements.

**
Filed herewith.

(b) Reports on Form 8-K

    The Company did not file a current report on Form 8-K during the fourth fiscal quarter ended September 30, 2001.

    On October 26, 2001, the Company filed a current report on Form 8-K disclosing that the Company had entered into an Agreement and Plan of Merger with Brooks Automation, Inc. The merger is expected to close in the first calendar quarter of 2002 and is subject to certain conditions, including regulatory approvals, the approval of the merger by the Company's stockholders, and the approval by the Brooks' stockholders of the issuance of Brooks common stock in the merger.

    On November 1, 2001, the Company filed a current report on Form 8-K to update the description of its capital stock.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
PRI Automation, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of PRI Automation, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note A to the consolidated financial statements, during the year ended September 30, 2001 the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP

Boston, Massachusetts
November 19, 2001

PRI AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$58,968	$92,484
Trade accounts receivable, less allowance for doubtful accounts of $1,777 at 2001 and $2,881 at 2000	31,561	73,019
Contracts in progress	2,270	23,668
Inventories	90,038	59,104
Other current assets	8,310	2,686

Total current assets	191,147	250,961
Property and equipment, net	18,489	24,065
Investment in affiliate	4,890	—
Other assets, net	4,429	1,898

Total assets	$218,955	$276,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,662	$28,536
Accrued expenses and other liabilities	37,487	32,809
Accrued legal and restructuring costs	8,707	—
Billings in excess of revenues and customer advances	52,589	11,986

Total current liabilities	114,445	73,331
Other long-term liabilities	753	946
Commitments and contingencies (Notes F and I)
Stockholders' equity:
Preferred stock $.01 per value, 400,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 25,593,329 and 25,011,938 issued and outstanding at 2001 and 2000, respectively	256	250
Additional paid-in capital	260,135	252,542
Accumulated other comprehensive loss	(7,445)	—
Accumulated deficit	(149,189)	(50,145)

Total stockholders' equity	103,757	202,647

Total liabilities and stockholders' equity	$218,955	$276,924

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended September 30
	2001	2000	1999
Net revenue:
Product and equipment	$218,247	$258,755	$100,074
Services and maintenance	50,311	41,017	36,222

Total net revenue	268,558	299,772	136,296

Cost of revenue:
Product and equipment	195,744	175,645	63,850
Services and maintenance	37,484	28,954	19,904

Total cost of revenue	233,228	204,599	83,754

Gross profit	35,330	95,173	52,542

Operating expenses:
Research and development	62,175	54,568	45,480
Selling, general and administrative	50,373	49,885	38,642
Restructuring and other costs	17,340	—	6,375

Total operating expenses	129,888	104,453	90,497

Operating loss	(94,558)	(9,280)	(37,955)
Other income, net	3,353	2,554	2,935

Loss before income taxes and cumulative effect of change in accounting principle	(91,205)	(6,726)	(35,020)
Provision for income taxes	2,091	1,227	1,065

Loss before cumulative effect of change in accounting principle	(93,296)	(7,953)	(36,085)
Cumulative effect of change in accounting principle, net of tax	(5,748)	—	—

Net loss	$(99,044)	$(7,953)	$(36,085)

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(3.69)	$(0.34)	$(1.67)
Cumulative effect of change in accounting principle, net of tax	(0.23)	—	—

Net loss	$(3.92)	$(0.34)	$(1.67)

Weighted average number of shares outstanding, basic and diluted	25,265	23,645	21,628

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance, September 30, 1998	21,236	$212	$129,035	$(6,107)	$—	$123,140
Exercise of stock options	859	9	10,091			10,100
Issuance of common stock in connection with the Employee Stock Purchase Plan	171	2	2,385			2,387
Stock-based compensation			236			236
Reduction in paid-in capital for contingent consideration			(278)			(278)
Comprehensive loss:
Net loss				(36,085)		(36,085)

Balance, September 30, 1999	22,266	223	141,469	(42,192)	—	99,500
Exercise of stock options	1,091	11	18,030			18,041
Issuance of common stock in connection with the Employee Stock Purchase Plan	164	1	3,261			3,262
Issuance of common stock in connection with offering (net of expenses of $5.5 million)	1,491	15	89,890			89,905
Reduction in paid-in capital for contingent consideration			(108)			(108)
Comprehensive loss:
Net loss				(7,953)		(7,953)

Balance, September 30, 2000	25,012	250	252,542	(50,145)	—	202,647
Exercise of stock options	142	1	1,949			1,950
Issuance of common stock in connection with the Employee Stock Purchase Plan	369	4	4,048			4,052
Reduction in paid-in capital for contingent consideration			(328)			(328)
Acquisitions and other	70	1	1,924			1,925
Comprehensive loss:
Net loss				(99,044)		(99,044)
Other comprehensive loss:
Unrealized loss on investment in affiliate					(7,445)	(7,445)

Total comprehensive loss						(106,489)

Balance, September 30, 2001	25,593	$256	$260,135	$(149,189)	$(7,445)	$103,757

The accompanying notes are an integral part of the consolidated financial statements.

PRI AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended September 30,
	2001	2000	1999
Cash flows used in operating activities:
Net loss	$(99,044)	$(7,953)	$(36,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	13,410	9,870	8,679
Provision for write-down of inventories	11,154	7,759	785
Provision for bad debts	(983)	683	(523)
Deferred income taxes	—	—	8,391
Write-downs of assets	2,944	—	—
Gain on investment in affiliate	(868)	—	—
Translation (gains) losses, net	1,419	721	(854)
Other, net	87	128	147
Changes in operating assets and liabilities:
Trade accounts receivable	41,396	(42,353)	3,726
Contracts in progress	21,398	(17,650)	2,999
Inventories	(42,088)	(38,512)	(1,642)
Other assets	(5,664)	3,874	34
Accounts payable	(12,798)	12,042	4,760
Accrued expenses and other liabilities	4,669	15,822	1,916
Accrued legal and restructuring costs	8,707	—	—
Billings in excess of revenues and customer advances	40,621	59	(2,795)

Net cash used in operating activities	(15,640)	(55,510)	(10,462)

Cash flows used in investing activities:
Investment in affiliate	(11,467)	—	—
Acquisitions	(750)	—	—
Purchases of property and equipment	(10,235)	(13,736)	(6,249)
Other, net	(329)	(108)	(574)

Net cash used in investing activities	(22,781)	(13,844)	(6,823)

Cash flows (used in) provided by financing activities:
Proceeds from common stock offering, net	—	89,905	—
Repayment of capital lease obligations	(339)	(526)	(551)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	6,002	21,303	12,487
Other, net	(27)	—	188

Net cash (used in) provided by financing activities	5,636	110,682	12,124

Effect of changes in exchange rates on cash	(731)	(709)	(21)

Net (decrease) increase in cash and cash equivalents	(33,516)	40,619	(5,182)
Cash and cash equivalents at beginning of year	92,484	51,865	57,047

Cash and cash equivalents at end of year	$58,968	$92,484	$51,865

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest expense	$42	$92	$125
Income taxes, net	$946	$(4,846)	$908
Non-cash transactions:
Acquisition of Commotion Technology, Inc.	$1,925	—	—

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

Cash Equivalents

    Cash equivalents consist of money market mutual funds, commercial paper, and other short-term investments with an original maturity of three months or less. Cash equivalents are classified as held to maturity and valued at amortized cost, which approximates fair market value.

Contracts in Progress

    Contracts in progress include costs and estimated profits under incomplete contracts accounted for using the percentage-of-completion method, net of amounts billed. These amounts are expected to be collected within the next twelve months as units are delivered.

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

    Financial instruments that potentially subject the Company to significant credit risk consist principally of cash, cash equivalents, investment in affiliate, and trade accounts receivable. The Company generally invests its cash equivalents in investment-grade securities. The carrying value of financial instruments approximates their related fair values. The Company's customers are primarily concentrated in one industry, the semiconductor manufacturing and related capital goods industry. The Company's ten largest customers accounted for approximately 61%, 54% and 54% of revenue in fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2001, two customers accounted for 21% and 11% of total revenue. In fiscal year 2000, two customers accounted for 14% and 12% of total revenue. In fiscal year 1999, revenue from one customer accounted for 21% of total revenue. Three customers accounted for 22%, 21% and 10% of gross accounts receivable at September 30, 2001. Two customers accounted for 18% and 12% of gross accounts receivable at September 30, 2000. The Company has not historically experienced significant credit losses related to its receivables.

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

Property and Equipment

    Property and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Intangible Assets

    Other assets includes the carrying value of goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from two to five years. Management reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected future cash flows from such assets. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, and economic projections and undiscounted cash flows. Management believes that no significant impairment of such assets has occurred at September 30, 2001.

Billings in Excess of Revenues and Customer Advances

    Billings in excess of revenues and customer advances include amounts billed on incomplete contracts, contracts accounted for using the percentage-of-completion method net of costs and estimated profits recognized, and customer service contracts paid in advance.

Revenue Recognition

    Beginning October 1, 2000, revenue from certain systems at the Company's Factory Systems segment is recognized upon customer acceptance in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No.101 ("SAB 101"). Prior to fiscal year 2001, revenue from such product sales was generally recorded upon shipment to the customer. The Company reported this accounting change in accordance with APB Opinion No. 20, "Accounting Changes," as a cumulative effect adjustment and recorded a non-cash charge of $5,748,000 (net of income taxes), or a charge of $0.23 per diluted share, to reflect the cumulative effect of a change in accounting principle. The charge represents the net profit on $18,386,000 of products that shipped during fiscal year 2000 but did not receive final customer acceptance during fiscal year 2000. The Company's reported revenue for fiscal year 2001 included $15,058,000 of revenue that was part of the cumulative effect adjustment for products that shipped during fiscal year 2000 but did not receive final customer acceptance until 2001. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of the fiscal year (October 1, 2000) and therefore, the cumulative effect adjustment was reported in the first quarter of fiscal year 2001. Financial information for the first three quarters of fiscal year 2001 has been restated to reflect this change. Pro forma amounts for prior years have not been presented as the effect of the change in accounting principle could not be reasonably determined.

    For certain contracts eligible under American Institute of Certified Public Accountants Statement of Position No. 81-1, revenue on product sales is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $58,193,000, $72,927,000 and $23,383,000 during fiscal years 2001, 2000, and 1999, respectively. Revenue from product sales in the Company's OEM segment is generally recognized upon shipment to the customer. Software license revenue is recognized upon delivery of the software and completion of a written agreement with the customer, provided fees are fixed or determinable, and collectibility of the related receivable is deemed probable by management. Estimated warranty costs are accrued within cost of revenue when revenue is recognized. Revenues from training and consulting are recognized as services are performed. Service revenue is recognized ratably over applicable contract periods or as the services are performed. Product and equipment net revenue includes revenue from all equipment sales, installation, project management and software licenses. Service and maintenance net revenue consists of service contracts, spare part sales, repairs and upgrades, software maintenance contracts and consulting and training services.

Research and Development Costs

    The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," were insignificant for all periods presented.

Foreign Currency Translation

    The Company's functional currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries that are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year, except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the period, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in the consolidated statements of operations as other income or expense.

Legal Expenses

    The Company accrues estimated amounts for legal fees expected to be incurred in connection with loss contingencies when the fees to be incurred are both probable and estimable.

Accounting for Stock-Based Compensation

    The Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25 and has elected the disclosure-only alternative permitted under SFAS No. 123,

"Accounting for Stock-Based Compensation." The Company has disclosed pro forma net loss and pro forma net loss per share in Note H using the fair value based method.

Net Loss Per Common Share

    Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Stock options to purchase 5,392,725, 3,886,926 and 3,759,387 shares were outstanding as of September 30, 2001, 2000, and 1999 respectively, but were not included in the computation of diluted loss per share because the Company was in a loss position and the inclusion of such shares would have had an anti-dilutive effect.

Comprehensive Loss

    The Company presents comprehensive loss in its Consolidated Statement of Stockholders' Equity. Accumulated other comprehensive loss as of September 30, 2001 consists of the unrealized loss of $7,445,000 on the Shinsung investment.

New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and was adopted by the Company on October 1, 2001. The impact of SFAS No. 142 will not have a material effect on the Company's financial position and results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively.

B. Cash and Cash Equivalents:

    Cash and cash equivalents consisted of the following at September 30:

	2001	2000
	(in thousands)
Cash on hand and deposited with banks	$4,772	$7,450
Money market funds	44,133	38,431
Short-term investments	10,063	46,603

	$58,968	$92,484

C. Inventories:

    Inventories consisted of the following at September 30:

	2001	2000
	(in thousands)
Raw materials	$29,823	$43,981
Work-in-process	9,898	6,248
Finished goods	50,317	8,875

	$90,038	$59,104

D. Property and Equipment:

    Property and equipment consisted of the following at September 30:

	Depreciable life	2001	2000
		(in thousands)
Machinery and equipment	2-7 years	$38,626	$41,232
Furniture and fixtures	5-7 years	7,931	7,415
Leasehold improvements	Shorter of life of lease or useful life	13,112	8,583

		59,669	57,230
Accumulated depreciation and amortization		(41,180)	(33,165)

		$18,489	$24,065

    Depreciation expense was $12,858,000, $8,245,000, and $7,364,000 for the fiscal year 2001, 2000 and 1999, respectively.

E. Other Income, Net:

    Other income, net, consisted of the following for the three years ended September 30:

	2001	2000	1999
	(in thousands)
Interest income, net	$3,349	$3,283	$2,110
Net translation and foreign exchange gains (losses)	(624)	(721)	854
Gain on investment in affiliate	868	—	—
Other, net	(240)	(8)	(29)

	$3,353	$2,554	$2,935

F. Lease Commitments:

    The Company leases manufacturing and office facilities and equipment under noncancelable operating leases expiring through the year 2011. Rent expense under operating leases was $6,317,000, $5,651,000, and $4,418,000, for fiscal years 2001, 2000, and 1999, respectively. Obligations under capital leases were insignificant at September 30, 2001.

    At September 30, 2001, future minimum payments required under all noncancelable operating leases were as follows:

Fiscal Year	Operating Leases
(in thousands)
2002	$6,235
2003	7,295
2004	6,471
2005	4,875
2006	3,983
2007 and thereafter	13,359

Total minimum lease payments	$42,218

G. Accrued Expenses and Other Liabilities:

    The significant components of accrued expenses and other liabilities consisted of the following at September 30:

	2001	2000
	(in thousands)
Accrued expenses	$4,500	$8,764
Income taxes payable	3,313	1,199
Accrued compensation and benefits	7,903	9,910
Contract loss reserves	5,830	3,765
Warranty accrual	15,941	9,171

	$37,487	$32,809

H. Stockholders' Equity:

Stock Options

    The Company's stock option plans provide for the granting of options to qualified employees and non-employee directors to purchase the Company's common stock at a price equal to the fair market value on the date of grant. Incentive stock options generally vest over five years and expire six years after issuance. Non-qualified stock options generally vest between zero and five years and expire between five and ten years after issuance. There were 642,131 shares available at September 30, 2001 for future grants of options. The Company increased the number of shares available for grant under its plans by 2,800,000, and 1,050,150 shares in fiscal years 2000 and 1999, respectively. Information with respect to option activity for the three years ended September 30 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1998	3,545,670	$13.78
Granted	1,532,805	32.37
Canceled	(460,354)	17.24
Exercised	(858,734)	11.76

Outstanding at September 30, 1999	3,759,387	19.17
Granted	1,949,850	49.95
Canceled	(730,919)	28.39
Exercised	(1,091,392)	16.53

Outstanding at September 30, 2000	3,886,926	33.53
Granted	2,482,348	17.10
Canceled	(834,282)	31.39
Exercised	(142,267)	13.71

Outstanding at September 30, 2001	5,392,725	$26.80

	September 30,
	2001	2000	1999
Options exercisable	1,630,087	999,217	1,025,154
Weighted average exercise price	$25.61	$23.74	$14.40

    Summarized information about stock options outstanding at September 30, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 9/30/01	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/01	Weighted Average Exercise Price
$2.03 — $14.75	983,798	3.21	$13.96	476,620	$13.73
14.90 — 17.69	903,310	4.95	15.79	203,610	16.99
17.75 — 17.75	1,120,385	5.06	17.75	149,378	17.75
17.81 — 29.75	923,386	4.06	25.45	465,484	25.37
30.00 — 47.38	1,145,096	4.47	45.32	247,386	45.89
48.06 — 85.68	316,750	4.52	67.12	87,609	67.58

$2.03 — $85.68	5,392,725	4.38	$26.80	1,630,087	$25.61

    On October 29, 1997, the Company granted Interval Logic Corporation ("ILC"), a subsidiary of the Company, common stock options in accordance with the Board of Directors' adoption of the 1997 Interval Logic Corporation Incentive and Non-Qualified Stock Option Plan, and reserved 5,000,000 shares of ILC authorized common stock. These options give ILC employees the option to purchase shares of ILC common stock at exercise prices ranging from $0.10 to $1.00 per share. The options vest over four years and expire after ten years. There were 3,693,610 shares available at September 30, 2001 for future grants of options. Information with respect to ILC option activity for the three years ended September 30 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1998	2,015,250	$0.10
Granted	391,750	0.19
Canceled	(154,765)	0.11
Exercised	(24,018)	0.10

Outstanding at September 30, 1999	2,228,217	0.11
Granted	434,000	1.00
Canceled	(244,741)	0.48
Exercised	(52,159)	0.10

Outstanding at September 30, 2000	2,365,317	0.24
Granted	101,500	1.00
Canceled	(1,236,604)	0.16
Exercised	(13,262)	0.33

Outstanding at September 30, 2001	1,216,951	$0.39

	September 30,
	2001	2000	1999
Options exercisable	825,723	1,442,035	938,632
Weighted average exercise price	$0.21	$0.10	$0.10

    Summarized information about ILC stock options outstanding at September 30, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 9/30/01	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/01	Weighted Average Exercise Price
$0.10	830,501	6.31	$0.10	724,062	$0.10
1.00	386,450	8.61	1.00	101,661	1.00

$0.10 — $1.00	1,216,951	7.04	$0.39	825,723	$0.21

    The fair value of each Company option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2001	2000	1999
Weighted average fair value of options	$12.25	$35.42	$16.86
Options granted	2,482,348	1,949,850	1,532,805
Assumptions:
Expected life of grants (years)	5	5	5
Risk-free interest rate	4%	6%	5%
Expected volatility	90%	85%	71%
Dividend yield	None	None	None

    The fair value of each ILC option at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of one to four years, risk-free interest rate of 4%, volatility of 90%, and no dividend yield. The estimated weighted average fair value of ILC options granted in fiscal year 2001, 2000, and 1999 was $0.66, $0.54, and $0.13 respectively.

    Had compensation costs for the Company's stock option plans been determined on the fair market value at the grant dates for such awards, the Company's net loss and loss per share would approximate the pro forma amounts below:

	Years ended September 30,
	2001	2000	1999
	(In thousands)
Loss before cumulative effect of change in accounting principle:
As reported	$(93,296)	$(7,953)	$(36,085)
Pro forma	$(115,534)	$(27,397)	$(50,304)
Loss per share before cumulative effect of change in accounting principle:
Basic and diluted:
As reported	$(3.69)	$(0.34)	$(1.67)
Pro forma	$(4.57)	$(1.16)	$(2.33)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income (loss) for future years.

Employee Stock Purchase Plan

    The Company offers an Employee Stock Purchase Plan ("ESPP") under which rights are granted to purchase shares of common stock at a price of 85% of the lesser of the market value of such shares at either the beginning or the end of each six-month offering period. The plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation as defined in the plan. The Company reserved 70,000 shares of common stock for issuance under its plan during fiscal year 2000, and also adopted a new plan under which it reserved 350,000 shares. During fiscal year 2001, the Company authorized an additional 500,000 shares under the new plan. Shares purchased during fiscal years 2001, 2000 and 1999 were 368,949, 164,120, and 171,436, respectively, at average prices ranging from $8.51 to $28.90 per share. Shares available for future purchase under the ESPP totaled 370,453 at September 30, 2001.

Rights Agreement

    The Board of Directors of the Company adopted a Rights Agreement, dated as of December 9, 1998, between the Company and State Street Bank and Trust Company, as Rights Agent. In connection with this agreement, the Board distributed one purchase right for each share of common stock then or thereafter outstanding. The rights will become exercisable only under certain circumstances, such as if a person or group acquires beneficial ownership of 20% or more of the outstanding common shares of the Company or attempts to acquire such ownership through an unsolicited tender offer. Each right, when it becomes exercisable, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company, at a price of $140. If a person or group acquires beneficial ownership of 20% or more of the outstanding common shares of the Company, each right will entitle its holder to purchase shares of the Company's Series A Participating Cumulative Preferred Stock with a value of twice the purchase price. Prior to any party acquiring 20% or more of the outstanding common shares of the Company or prior to the expiration date, the Board of Directors of the Company may redeem the rights in whole, but not in part, at a price, in cash or common shares or other securities of the Company deemed by the Board of Directors to be at least equivalent in value, of $.001 per right. The rights expire on December 9, 2008 unless otherwise redeemed by the Company prior to that date.

I. Contingent Liabilities:

    From November 2000 through January 2001, the Company and three of its directors (one an officer) were named as defendants in five virtually identical lawsuits filed in the United States District Court for the District of Massachusetts claiming, among other things, that the defendants violated certain securities laws and regulations. Each complaint sought certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000. The five cases have been consolidated, and the case is now entitled In re PRI Automation, Inc. Securities Litigation, Civil Action No. 00-123958-REK. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. A consolidated amended complaint was filed on October 16, 2001. The amended complaint claims that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The amended complaint seeks damages, pre-judgment and post-judgment interest, costs and attorneys' fees. The Company (together with the defendant directors) filed a motion to dismiss and supporting papers on December 4, 2001. An argument on the motion is scheduled for February 26, 2002. The Company strongly believes that the lawsuit lacks merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

J. Income Taxes:

    The following summarizes the Company's provision for (benefit from) income taxes for the years ended September 30:

	2001	2000	1999
	(in thousands)
Current tax (benefit) provision:
Federal	$—	$78	$(7,667)
State	100	221	21
Foreign	1,991	928	320

Total current (benefit) provision	2,091	1,227	(7,326)
Deferred provision (benefit):
Federal	—	—	4,570
State	—	—	2,643
Foreign	—	—	1,178

Total deferred provision	—	—	8,391

Total provision for income taxes	$2,091	$1,227	$1,065

    The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

	2001	2000	1999
U.S. federal income tax statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.1	60.5	43.4
State income taxes, net of federal benefit	—	2.8	(0.4)
Foreign rate differential	1.4	(8.5)	(0.1)
U.S. and foreign tax credits	—	(5.9)	(9.6)
Acquisition costs not deductible for tax purposes	—	—	3.9
Other	0.8	3.3	(0.2)

Effective tax rate	2.3%	18.2%	3.0%

    At September 30, the components of net deferred tax assets (liabilities) were as follows:

	2001	2000
	(in thousands)
Gross deferred tax assets:
Accruals and reserves	$33,777	$10,819
Intangible assets	1,893	2,135
Tax credits	6,593	8,376
Canadian R&D and capital cost allowances	8,209	8,709
Net operating losses	31,946	22,777
Depreciation	2,014	—
Other	515	6,474

Total gross deferred tax assets	84,947	59,290

Gross deferred tax liabilities:
Long-term contracts	(18)	(4,040)
Accounts receivable	—	(349)
Depreciation	—	(2,147)

Total gross deferred tax liabilities	(18)	(6,536)
Valuation allowance	(84,929)	(52,754)

Net deferred tax assets	$—	$—

    The Company experienced net operating losses during fiscal years 1998 and 1999 and, as a result, it believed that sufficient uncertainty existed regarding the realizability of the net deferred tax assets and accordingly it established a full valuation allowance in fiscal 1999. Due to the net operating losses in fiscal years 2000 and 2001, the Company has continued to maintain a full valuation allowance against its net deferred tax assets as of the end of fiscal 2001. The net increase in the valuation allowance during fiscal years 2001 and 2000 was $32,175,000 and $19,406,000, respectively.

    At September 30, 2001, the Company had an aggregate U.S. federal net operating loss (NOL) of $84,183,000 that is available to offset future taxable income. Approximately $46,300,000 of the NOL is attributable to the exercise of stock options for which the tax benefit, when realized, will be recorded directly to stockholders' equity. The U.S. federal net operating loss available for carryforward begins to expire in fiscal year 2020. The Company also has U.S. federal credit carryforwards of $2,582,000 that begin to expire in fiscal year 2005. The Company has available state net operating losses of $64,000,000 that expire in fiscal year 2004 to fiscal year 2022 and state credit carryforwards of $4,448,000 that expire beginning in fiscal year 2013. The Company also has non-U.S. credits of $1,075,000 that begin to expire in fiscal year 2005. Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes payable. Subsequent ownership changes could further affect the limitation in future years.

K. Defined Contribution Plans:

    Eligible employees can participate in the Company's 401(k) Savings and Retirement Plan by making voluntary contributions to the plan in amounts up to the statutory limit or 15% of their annual compensation. Currently, the Company has elected to match a portion of the employee deferral up to certain prescribed limits, and these matching contributions vest at a rate of 20% per year. The Company's contribution expense under these plans amounted to $1,779,000,$1,321,000, and $1,118,000 for fiscal years 2001, 2000, and 1999, respectively.

    Canadian employees are eligible to participate in the Registered Retirement Savings Plan ("RRSP") that allows voluntary contributions up to the statutory limit. The Company has elected to match a portion of the employee contributions, up to a maximum of $5,000 per employee per year. These contributions are fully vested when made. The Company's contribution expenses under the RRSP were approximately $363,000, $332,000, and $255,000 in fiscal years 2001, 2000, and 1999, respectively.

L. Segment Reporting and Geographic Information:

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

    The Company's operating segments have no significant intersegment revenues and expenses, as revenues from all segments are generated from sales to unaffiliated customers. External revenues and expenses are allocated between the applicable segments. The Company's segments are evaluated on an operating profit basis, and other income and expenses and income tax provisions or benefits are not calculated for the specific segments. Any results of operations or assets not specifically allocated to these segments are included in the Corporate and Other category. The Corporate and Other category assets include all non-identifiable assets, primarily cash and investments, deferred income taxes, and other current and non-current assets. Activity related to strategic technology development, corporate marketing, general corporate administrative expenses, merger costs and certain special charges, are included in the Corporate and Other segment. Depreciation expense and expenditures for long-lived assets by segment are not presented below as amounts are not used in measuring segment operating performance by the Company's chief operating decision maker. The accounting policies of the reportable segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Summary of Business Segments

	Year ended September 30,
	2001	2000	1999
	(in thousands)
Total net revenue to unaffiliated customers:
Factory Systems	$136,201	$144,219	$70,046
OEM Systems	105,071	118,210	41,496
Software Systems	27,286	37,343	24,754

Total net revenue	$268,558	$299,772	$136,296

Segment operating (loss) profit*:
Factory Systems	$(76,970)	$(35,710)	$(21,454)
OEM Systems	9,873	33,063	1,426
Software Systems	(5,782)	10,401	(3,062)
Other reconciling items:
Corporate and other expenses	(21,679)	(17,034)	(14,865)

Consolidated operating loss	$(94,558)	$(9,280)	$(37,955)

Identifiable segment assets:
Factory Systems	$117,520	$121,664
OEM Systems	25,911	37,703
Software Systems	12,774	15,413

Identifiable segment assets	156,205	174,780
Corporate and other	62,750	102,144

Consolidated total assets	$218,955	$276,924

*
Segment operating loss includes special charges in fiscal year 2001 of $30,949,000, $3,735,000, $2,878,000 and $3,855,000 for Factory Systems, OEM Systems, Software Systems, and Corporate, respectively. Segment operating loss includes special charges in fiscal year 2000 of $25,337,000 for Factory Systems. Segment operating loss includes special charges in fiscal year 1999 of $6,375,000 for Software Systems.

Summary of Geographic Information

    Information as to the Company's revenues in different geographical areas for the years ended September 30 were as follows. Sales are attributable to geographic areas based on location of customers.

	2001		2000		1999
	Revenues	%	Revenues	%	Revenues	%
	($ in thousands)
United States	$167,059	62.2%	$191,570	63.9%	$91,632	67.2%
Korea	18,331	6.8%	19,604	6.5%	1,010	0.7%
Germany	13,531	5.0%	15,024	5.0%	15,990	11.7%
China	13,073	4.9%	302	0.1%	—	0.0%
Taiwan	11,559	4.3%	24,477	8.2%	6,012	4.4%
Rest of world	45,005	16.8%	48,795	16.3%	21,652	16.0%

Total net revenue	$268,558	100.0%	$299,772	100.0%	$136,296	100.0%

    Long-lived assets, including property and equipment, goodwill, intellectual property and other intangible assets by geographical areas as of September 30 were as follows:

	2001	2000
	(in thousands)
United States	$25,038	$21,575
Canada	1,308	2,991
Rest of world	465	453

Total long-lived assets	$26,811	$25,019

M. Investments:

    During fiscal year 2001 the Company acquired two companies, Commotion Technology, Inc. in exchange for 103,852 shares of the Company's common stock and WaferState Controls, Inc. for $1,500,000 in cash of which $750,000 was paid in the year. Both of these acquisitions were accounted for as purchases, and the results of operations of these acquired companies are reflected in the Company's statements of operations from the dates of the acquisitions. The Company recorded intangible assets of $2,027,000 and goodwill of $1,393,000 related to these acquisitions. These acquisitions did not materially impact consolidated results; and therefore, no pro forma information is provided.

    On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems, to assemble the Company's automated storage and retrieval systems. As part of the strategic alliance, the Company made a minority investment of $11,467,000 in Shinsung in exchange for 3,109,091 common shares and warrants to purchase an additional 3,866,900 common shares. The 3,109,091 common shares represented approximately 11% of the outstanding common shares of Shinsung at the time of the investment. The cost of the investment was allocated to the common shares and warrants based on their respective fair values at the time of the investment. The common shares and warrants are included in investment in affiliate on the Consolidated Balance Sheet at their fair market values of $2,399,000 and $2,491,000, respectively, at September 30, 2001. The change in the fair market value of the common shares resulted in an unrealized loss of $3,015,000 for the year ended September 30, 2001, and is included in other comprehensive loss. The warrants were accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until February 23, 2001, when the Company amended the warrant agreement with Shinsung to restrict the transfer of the warrants and the underlying shares upon the exercise of the warrants causing the warrants to no longer fall within the scope of SFAS No. 133. The change in the fair value of the warrants between the beginning of fiscal year 2001 and the date of the amended agreement resulted in an unrealized gain of $868,000, which is included in other income in the Consolidated Statement of Operations for the year ended September 30, 2001. The change in the fair value of the warrants after February 23, 2001 resulted in an unrealized loss of $4,430,000 for the year ended September 30, 2001, and is included in other comprehensive loss.

N. Special Charges:

    For the year ended September 30, 2001, the Company recorded special charges of $41,417,000 in its second and fourth fiscal quarters. These charges consisted of $24,077,000 charged to cost of sales and $17,340,000 charged to restructuring and other costs. The charges to cost of sales consisted of

$8,153,000 for contract losses, $6,263,000 for warranty provisions associated with the TurboStocker product and $9,661,000 related to inventory write-downs and costs associated with order cancellations. Restructuring and other costs consisted of $7,460,000 for employee severance costs, $2,980,000 for a reserve for legal costs to defend against a pending shareholder class action lawsuit, $2,944,000 for write-downs of impaired assets, $2,085,000 for facilities exit costs, and $1,871,000 for other costs including product discontinuance.

    For the year ended September 30, 2000, the Company recorded special charges of $25,337,000 in its fourth fiscal quarter. These costs consisted of $4,113,000 charged to revenue, $20,655,000 charged to cost of sales, and $569,000 charged to operating expenses for employee severance. The charge to revenue represented primarily a provision for late delivery penalties at the Company's Factory Systems segment. The charges to cost of sales related to the Company's TurboStocker product and consisted of $14,657,000 mainly due to inventory provisions and write-downs, $4,765,000 for contract loss provisions, and $1,233,000 for provisions for warranty expense and other items.

    For the year ended September 30, 1999, the Company recorded restructuring and other costs of $6,375,000 primarily consisting of legal, accounting and investment banking fees and other costs incurred in consolidating the Company's business unit structure.

    Rollforward of Restructuring and Other Costs:

		Balance Sheet
		Valuation Allowances	Accrued Legal and Restructuring Costs
	Restructuring and Other Costs Provision	Fixed Assets	Employee Costs	Legal Costs	Facility Exit and Product Discontinuance Costs
	(in thousands)
Q2 FY 01 Charges	$11,888	$2,944	$4,093	$2,980	$1,871
Q4 FY01 Charges	5,452	—	3,367	—	2,085
Payments/Disposals	—	(2,944)	(3,874)	(239)	(1,576)

Sept. 30, 2001 Balance	$17,340	$—	$3,586	$2,741	$2,380

O. Selected Quarterly Financial Data (Unaudited):

    The following unaudited selected quarterly financial data reflect the effect on the Company's previously reported results for the first three quarters of fiscal year 2001 of the implementation of SAB 101. Pro forma amounts for prior years have not been presented as the effect of the change in accounting principle could not be reasonably determined.

	Year ended September 30, 2001
	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)	Total Year
	(In thousands, except share data)
Net revenue:
As reported	$94,852	$91,191	$75,190	$49,086	$310,319
Effect of change in accounting principle	(10,148)	(18,249)	(13,364)	—	(41,761)

After the impact of SAB 101	84,704	72,942	61,826	49,086	$268,558

Gross profit:
As reported	31,273	15,000	12,801	(11,111)	47,963
Effect of change in accounting principle	(5,222)	(3,752)	(3,659)	—	(12,633)

After the impact of SAB 101	26,051	11,248	9,142	(11,111)	35,330

Net income (loss):
As reported	1,214	(26,006)	(14,177)	(41,694)	(80,663)
Effect of change in accounting principle	(5,222)	(3,752)	(3,659)	—	(12,633)
Cumulative effect of change in accounting principle	(5,748)	—	—	—	(5,748)

After the impact of SAB 101	$(9,756)	$(29,758)	$(17,836)	$(41,694)	$(99,044)
Basic and diluted net income (loss) per share:
As reported	$0.05	$(1.03)	$(0.56)	$(1.64)	$(3.19)
Effect of change in accounting principle	(0.21)	(0.15)	(0.14)	—	(0.50)

After the impact of SAB 101	(0.16)	(1.18)	(0.70)	(1.64)	(3.69)
Cumulative effect of change in accounting principle	(0.23)	—	—	—	(0.23)

Net income (loss) per share	$(0.39)	$(1.18)	$(0.70)	$(1.64)	$(3.92)

	Year ended September 30, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(c)	Total Year
Net revenue	$58,693	$76,669	$88,873	$75,537	$299,772
Gross profit	21,378	30,050	36,444	7,301	95,173
Net income (loss)	$294	$5,806	$9,831	$(23,884)	$(7,953)
Net income (loss) per share:
Basic	$0.01	$0.25	$0.41	$(0.96)	$(0.34)
Diluted	$0.01	$0.23	$0.38	$(0.96)	$(0.34)

(a)
The results of the second quarter of fiscal year 2001 were affected by special charges related to inventory write-downs of $4,496,000, employee severance costs of $4,093,000, a reserve for legal costs to defend against a pending shareholder class action lawsuit of $2,980,000, a write-down of impaired assets of $2,944,000 and facilities exit costs and other costs including product discontinuance of $1,871,000.

(b)
The results of the fourth quarter of fiscal year 2001 were affected by special charges related to contract losses of $8,153,000, warranty provisions of $6,263,000, inventory provisions and write-downs of $5,165,000, employee severance costs of $3,367,000, and facilities exit costs of $2,085,000.

(c)
The results of the fourth quarter of fiscal year 2000 were affected by special charges related to inventory provisions and write-downs of $14,657,000, provisions for contract losses and customer penalties of $8,878,000 and provisions for warranty and other items of $1,802,000, due to manufacturing and supply chain problems encountered during the quarter within the Company's Factory Systems segment.

P. Subsequent Event:

    On October 23, 2001, the Company entered into an Agreement and Plan of Merger with Brooks Automation, Inc. ("Brooks") and its wholly owned subsidiary, Pontiac Acquisition Corp. Under the merger agreement, holders of the Company's common stock will receive 0.52 shares of Brooks common stock for each share of the Company's common stock outstanding at the time of the merger. The merger, expected to close in the first calendar quarter of 2002, is subject to certain conditions, including regulatory approvals, the approval of the merger by the Company's stockholders, and the approval by Brooks' stockholders of the issuance of the common stock of Brooks in the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase transaction.

SCHEDULE II: Valuation and Qualifying Accounts
PRI AUTOMATION, INC.

For Years Ended September 30, 2001, 2000 and 1999
(In thousands)

	Balance at Beginning of Period	Charged to Expense	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts:
September 30, 2001	$2,881	$(983)	$121	$1,777
September 30, 2000	2,646	683	448	2,881
September 30, 1999	3,252	(523)	83	2,646
Inventory reserves:
September 30, 2001	$9,656	$11,154	$3,069	$17,741
September 30, 2000	6,255	7,759	4,358	9,656
September 30, 1999	15,147	785	9,677	6,255

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRI AUTOMATION, INC.
Date: December 7, 2001	By:	/s/ MITCHELL G. TYSON Mitchell G. Tyson President and Chief Executive Officer
Date: December 7, 2001	By:	/s/ COSMO S. TRAPANI Cosmo S. Trapani Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL G. TYSON Mitchell G. Tyson	Chief Executive Officer, President and Director (principal executive officer)	December 7, 2001
/s/ MORDECHAI WIESLER Mordechai Wiesler	Director and Chairman of the Board	December 7, 2001
/s/ COSMO S. TRAPANI Cosmo S. Trapani	Chief Financial Officer (principal financial and accounting officer) and Treasurer	December 7, 2001
/s/ ALEXANDER V. D'ARBELOFF Alexander V. d'Arbeloff	Director	December 7, 2001
/s/ BORUCH FRUSZTAJER Boruch Frusztajer	Director	December 7, 2001
/s/ AMRAM RASIEL Amram Rasiel	Director	December 7, 2001
/s/ KENNETH M. THOMPSON Kenneth M. Thompson	Director	December 7, 2001

QuickLinks

PART I
PART II
PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
PART IV
PRI AUTOMATION, INC. EXHIBIT INDEX
PRI AUTOMATION, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
PRI AUTOMATION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
PRI AUTOMATION, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
PRI AUTOMATION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
PRI AUTOMATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Business Segments
Summary of Geographic Information
SCHEDULE II: Valuation and Qualifying Accounts PRI AUTOMATION, INC. For Years Ended September 30, 2001, 2000 and 1999 (In thousands)
SIGNATURES