Form 10-Q
period 2001-12-30
PRI AUTOMATION INC
filed 2002-02-13
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------


                         COMMISSION FILE NUMBER 0-24934

                                   -----------

                              PRI AUTOMATION, INC.

             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                    04-2495703
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)
             805 MIDDLESEX TURNPIKE                                01821-3986
                 BILLERICA, MA
   (Address of principal executive offices)                        (Zip Code)


                  Registrant's telephone number: (978) 670-4270

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of common stock as of December 30, 2001:

           CLASS                                   NUMBER OF SHARES OUTSTANDING
           -----                                   ----------------------------
Common Stock, $.01 par value                                 25,673,870

                              PRI AUTOMATION, INC.
                                      INDEX


                                                                                                          PAGE NO.
PART I.    FINANCIAL INFORMATION
           Item 1.     Financial Statements............................................................       3
                       Condensed Consolidated Balance Sheets as of December 30, 2001 and
                          September 30, 2001...........................................................       3
                       Condensed Consolidated Statements of Operations for the Three Months Ended
                          December 30, 2001 and December 31, 2000......................................       4
                       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                          December 30, 2001 and December 31, 2000......................................       5
                       Notes to Condensed Consolidated Financial Statements............................     6-9
           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                          Operations...................................................................   10-14
           Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................      14

PART II.   OTHER INFORMATION
           Item 1.     Legal Proceedings...............................................................      15
           Item 2.     Recent Sales of Unregistered Securities.........................................      16
           Item 3.     Defaults upon Senior Securities.................................................      16
           Item 4.     Submission of Matters to Vote of Security Holders...............................      16
           Item 5.     Other Information...............................................................      16
           Item 6.     Exhibits and Reports on Form 8-K................................................      16
           SIGNATURE...................................................................................      17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PRI AUTOMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                           ASSETS                                           DECEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                                            -----------------    ------------------
Current assets:
   Cash and cash equivalents.............................................................      $   62,502            $   58,968
   Trade accounts receivable, less allowance for doubtful accounts of $1,294 at
      December 30, 2001 and $1,777 at September 30, 2001.................................          18,080                31,561
   Contracts in progress.................................................................           1,388                 2,270
   Inventories...........................................................................          80,777                90,038
   Other current assets..................................................................           9,509                 8,310
                                                                                               ----------            ----------
        Total current assets.............................................................         172,256               191,147
Property and equipment, net..............................................................          16,924                18,489
Investment in affiliate..................................................................          13,996                 4,890
Other assets, net........................................................................           4,914                 4,429
                                                                                               ----------            ----------
        Total assets.....................................................................      $  208,090            $  218,955
                                                                                               ==========            ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................................      $   11,119            $   15,662
   Accrued expenses and other liabilities................................................          34,095                37,487
   Accrued legal and restructuring costs.................................................           6,665                 8,707
   Billings in excess of revenues and customer advances..................................          48,278                52,589
                                                                                               ----------            ----------
        Total current liabilities........................................................         100,157               114,445
Other long-term liabilities..............................................................             729                   753

Stockholders' equity:
   Preferred stock, $.01 per value; 400,000 shares authorized; none outstanding..........              --                    --
   Common stock, $.01 par value; 75,000,000 shares authorized; 25,673,870 and 25,593,329
      issued and outstanding at December 30, 2001 and September 30, 2001, respectively...             257                   256
   Additional paid-in capital............................................................         261,229               260,135
    Accumulated other comprehensive income (loss)........................................           1,661                (7,445)
   Accumulated deficit...................................................................        (155,943)             (149,189)
                                                                                               ----------            ----------
        Total stockholders' equity.......................................................         107,204               103,757
                                                                                               ----------            ----------
        Total liabilities and stockholders' equity.......................................      $  208,090            $  218,955
                                                                                               ==========            ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              PRI AUTOMATION, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                                THREE MONTHS ENDED
                                                                                        DECEMBER 30,        DECEMBER 31,
                                                                                            2001                2000
                                                                                            ----                ----
Net revenue:
   Product and equipment...........................................................        $40,404             $72,451
   Services and maintenance........................................................         14,489              12,253
                                                                                           -------             -------
        Total net revenue..........................................................         54,893              84,704
                                                                                           -------             -------

Cost of revenue:
   Product and equipment...........................................................         32,534              50,703
   Services and maintenance........................................................          9,654               7,950
                                                                                           -------             -------
        Total cost of revenue......................................................         42,188              58,653
                                                                                           -------             -------

Gross profit.......................................................................         12,705              26,051
                                                                                           -------             -------

Operating expenses:
   Research and development........................................................          9,496              15,122
   Selling, general and administrative.............................................         10,124              14,091
                                                                                           -------             -------
         Total operating expenses..................................................         19,620              29,213
                                                                                           -------             -------

Operating loss.....................................................................         (6,915)             (3,162)
Other income (expense), net........................................................            680                (421)
                                                                                           -------             -------
Loss before provision for income taxes and cumulative effect of change in
   accounting principle............................................................         (6,235)             (3,583)
Provision for income taxes.........................................................            519                 425
                                                                                           -------             -------

Loss before cumulative effect of change in accounting principle....................         (6,754)             (4,008)
Cumulative effect of change in accounting principle................................             --              (5,748)
                                                                                           -------             -------

Net loss...........................................................................        $(6,754)            $(9,756)
                                                                                           =======             =======

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle....................        $ (0.26)            $ (0.16)
Cumulative effect of change in accounting principle, net of tax....................             --               (0.23)
                                                                                           -------             -------

Net loss...........................................................................        $ (0.26)            $ (0.39)
                                                                                           =======             =======
Weighted average number of shares
  outstanding, basic and diluted...................................................         25,628              25,119
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

                              PRI AUTOMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                 THREE MONTHS ENDED
                                                                                           DECEMBER 30,      DECEMBER 31,
                                                                                               2001              2000
                                                                                               ----              ----
Cash flows provided by (used in) operating activities:
   Net loss.........................................................................         $(6,754)        $ (9,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization expense.......................................           2,551            2,804
        Loss on investment in affiliate.............................................              --            1,617
        Provision for write-down of inventories.....................................           1,306               --
        Other, net..................................................................            (457)             (78)
        Changes in operating assets and liabilities:
           Trade accounts receivable................................................          13,776            2,286
           Contracts in progress....................................................             882           (1,283)
           Inventories..............................................................           7,955          (29,106)
           Other assets.............................................................          (1,860)          (4,317)
           Accounts payable.........................................................          (4,605)          (1,256)
           Accrued expenses and other liabilities...................................          (5,356)            (970)
           Billings in excess of revenue and customer advances......................          (4,331)          18,375
                                                                                             -------         --------
Net cash provided by (used in) operating activities.................................           3,107          (21,684)
                                                                                             -------         --------

Cash flows used in investing activities:
   Investment in affiliate..........................................................              --          (11,467)
   Purchases of property and equipment..............................................            (875)          (3,245)
   Other............................................................................            (135)             (68)
                                                                                             -------         --------
Net cash used in investing activities...............................................          (1,010)         (14,780)
                                                                                             -------         --------

Cash flows provided by financing activities:
   Repayment of capital lease obligations...........................................             (31)            (129)
   Proceeds from exercise of stock options and Employee Stock Purchase Plan.........           1,185              194
                                                                                             -------         --------
Net cash provided by financing activities...........................................           1,154               65

Effect of changes in exchange rates on cash.........................................             283              215
                                                                                             -------         --------
Net increase (decrease) in cash and cash equivalents................................           3,534          (36,184)
                                                                                             -------         --------
Cash and cash equivalents at beginning of period....................................          58,968           92,484
                                                                                             -------         --------
Cash and cash equivalents at end of period..........................................         $62,502         $ 56,300
                                                                                             =======         ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest expense.............................................................         $     8         $     17
       Income taxes, net............................................................         $    83         $    183
    Non-cash transactions:
        Acquisition of Commotion Technology, Inc....................................              --         $  1,925


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

         The results of operations for the three months ended December 31, 2000, have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company's reported revenue included $1,998,000 and $3,130,000 for the three months ended December 30, 2001 and December 31, 2000, respectively, of revenue that was part of the cumulative effect adjustment for products that shipped during fiscal year 2000 but received final customer acceptance subsequent to September 30, 2000.

PREPARATION OF FINANCIAL STATEMENTS

         The interim financial data as of December 30, 2001 and for the three months ended December 30, 2001 and December 31, 2000 are unaudited. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PRI Automation, Inc. for the year ended September 30, 2001 included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

         For interim reporting purposes, the Company closes its first three fiscal quarters on the Sunday nearest the last day of December, March and June in each year. The Company's fiscal year ends on the last day of September.

B.  INVENTORIES


                                                            DECEMBER 30, 2001      SEPTEMBER 30, 2001
                                                            -----------------      ------------------
                                                                         (IN THOUSANDS)
Raw materials...........................................        $20,450                   $29,823
Work-in-process.........................................          8,459                     9,898
Finished goods..........................................         51,868                    50,317
                                                                -------                   -------
                                                                $80,777                   $90,038
                                                                =======                   =======

C.  ACCRUED EXPENSES AND OTHER LIABILITIES


                                                            DECEMBER 30, 2001       SEPTEMBER 30, 2001
                                                            -----------------       ------------------
                                                                         (IN THOUSANDS)
Accrued expenses........................................        $ 4,275                   $ 4,500
Income taxes payable....................................          3,828                     3,313
Accrued compensation and benefits.......................          7,034                     7,903
Contract loss reserves..................................          5,663                     5,830
Warranty accrual........................................         13,295                    15,941
                                                                -------                   -------
                                                                $34,095                   $37,487
                                                                =======                   =======

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

D. OTHER INCOME (EXPENSE), NET


                                                                      THREE MONTHS ENDED
                                                            DECEMBER 30, 2001    DECEMBER 31, 2000
                                                                       (IN THOUSANDS)
    Interest income, net.....................................   $ 368                  $ 1,105
    Net translation and foreign exchange gains (losses)......     (19)                      90
    Loss on investment in affiliate..........................      --                   (1,617)
    Other, net ..............................................     331                        1
                                                                -----                  -------
                                                                $ 680                  $  (421)
                                                                =====                  =======


E.  NET LOSS PER SHARE

         Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 6,545,519 and 5,175,695 shares of common stock were outstanding as of December 30, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted net loss per common share because the Company was in a loss position and the inclusion of such shares would have had an anti-dilutive effect.

F.  ACCRUED LEGAL AND RESTRUCTURING COSTS:

         A rollforward of accrued legal and restructuring costs from September 30, 2001 to December 30, 2001 is as follows:


                                                                Accrued Legal and Restructuring Costs
                                       --------------------------------------------------------------------------------------
                                          Employee            Legal            Facility           Other
                                            Costs             Costs           Exit Costs          Costs           Total
                                       --------------------------------------------------------------------------------------
September 30, 2001 balance                 $ 3,586           $ 2,741           $ 2,335            $ 45          $ 8,707

Q1 FY2002 payments                          (1,870)              (70)             (102)             --           (2,042)
                                       --------------------------------------------------------------------------------------

December 30, 2001 balance                  $ 1,716           $ 2,671           $ 2,233            $ 45          $ 6,665
                                       --------------------------------------------------------------------------------------


G.  OTHER COMPREHENSIVE INCOME

         Total comprehensive income (loss) amounted to $2,352,000 and ($9,756,000) for the three months ended December 30, 2001 and December 31, 2000, respectively. Total comprehensive income (loss) differs from net income
(loss) due to the unrealized gains and losses on the Shinsung investment. The unrealized gain on the Shinsung investment for the three months ended December 30, 2001, was $9,106,000.

H.  SEGMENT REPORTING

       The Company operates in three primary segments, all within the semiconductor manufacturing capital equipment industry, which serve both domestic and international markets. These reportable operating segments consist of Factory Systems, OEM Systems, and Software Systems. Each of the Company's operating segments includes a product and service component and has no significant intersegment revenues and expenses as all segments' revenues are generated from sales to unaffiliated customers.

                              PRI AUTOMATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       Operating segment information for the three months ended December 30, 2001 and December 31, 2000 is as follows:


                                                                                       THREE MONTHS ENDED
                                                                                DECEMBER 30,        DECEMBER 31,
                                                                                   2001                2000
                                                                                        (IN THOUSANDS)
TOTAL NET REVENUE TO UNAFFILIATED CUSTOMERS:
   Factory Systems........................................................        $40,263             $38,204
   OEM Systems............................................................          9,080              38,611
   Software Systems.......................................................          5,550               7,889
                                                                                  -------             -------
Total net revenue.........................................................        $54,893             $84,704
                                                                                  =======             =======

SEGMENT OPERATING PROFIT (LOSS):
   Factory Systems........................................................        $  (164)            $(9,413)
   OEM Systems............................................................         (4,318)             10,955
   Software Systems.......................................................         (1,213)                301
   Corporate and other expenses...........................................         (1,220)             (5,005)
                                                                                  -------             -------
Consolidated operating loss...............................................        $(6,915)            $(3,162)
                                                                                  =======             =======


I.  CONTINGENT LIABILITIES

         Between October 1, 1998 and January 1, 2002 the Company issued an aggregate of 896,521 shares of common stock to employees who exercised options granted under the 1997 Non-Incentive Stock Option Plan and an aggregate of 129,547 shares of common stock to employees who participated in the 2000 Employee Stock Purchase Plan. These issuances were not registered under the Act, due to an inadvertent failure to timely file Registration Statements on Form S-8 covering these transactions. The Company could be exposed to claims by some of its employees for rescission of these purchases. A rescission right involves the right of the employee to require the Company to repurchase the shares at the original exercise price plus interest. However, based on an investigation by the Company of these transactions, including subsequent dispositions by employees of the shares at prices higher than they paid, such that they have no rescission damages, the Company does not believe that the amount of any such potential rescission liability would be material to its financial condition.

         From November 2000 through January 2001, the Company and three of its directors (one an officer) were named as defendants in five virtually identical lawsuits filed in the United States District Court for the District of Massachusetts claiming, among other things, that the defendants violated certain securities laws and regulations. Each complaint sought certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000. The five cases have been consolidated, and the case is now entitled IN RE PRI AUTOMATION, INC. SECURITIES LITIGATION, Civil Action No. 00-123958-REK. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. A consolidated amended complaint was filed on October 16, 2001. The amended complaint claims that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. In substance, the amended complaint alleges that, throughout the class period, senior management of the Company knew that the Company's Factory Automation Systems division was encountering manufacturing problems in preparing its new TurboStocker product for higher-volume production, that those manufacturing problems were financially material to the Company, and that the Company did not adequately disclose those problems until the end of the class period. The amended complaint also alleges that the registration statement for a securities offering by the Company in May
2000 failed adequately to disclose these manufacturing problems. The amended complaint seeks damages, pre-judgment and post-judgment interest, costs and attorneys' fees. The Company (together with the defendant directors) filed a motion to dismiss and supporting papers on December 4, 2001. Argument on the motion has been rescheduled, and a new date has not been set. The Company strongly believes that the lawsuit lacks merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve of $3,000,000 for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

         From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

J.  PENDING SALE OF THE COMPANY

       On October 23, 2001, the Company entered into an Agreement and Plan of Merger with Brooks Automation, Inc. ("Brooks"). Under the merger agreement, holders of the Company's common stock will receive 0.52 shares of Brooks' common stock for each share of the Company's common stock outstanding at the time of the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted as a purchase transaction.

          On December 13, 2001, Brooks and PRI received a request from the Antitrust Division of the Department of Justice ("DOJ") for additional information pertaining to the pending acquisition. The waiting period applicable to the pending acquisition under the US Hart-Scott-Rodino ("HSR") Antitrust Improvements Act will expire 30 days after substantial compliance with this request, unless terminated earlier by the DOJ. The companies intend to respond diligently and as quickly as possible. However, the companies cannot estimate how long it will take to achieve substantial compliance with the request. Subject to completion of the HSR process and satisfaction of other customary closing conditions contained in the definitive merger agreement, including Brooks and PRI stockholder approvals, the companies anticipate the acquisition will close in late March or April 2002.

K.  RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and was adopted by the Company on October 1, 2001. The impact of SFAS No. 142 did not have a material effect on the Company's financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000:

        The results of operations for the three months ended December 31, 2000, have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company's reported revenue included $1,998,000 and $3,130,000 for the three months ended December 30, 2001 and December 31, 2000, respectively, of revenue that was part of the cumulative effect adjustment for products that shipped during fiscal year 2000 but received final customer acceptance subsequent to September 30, 2000.

        The following table sets forth certain financial data for the periods indicated:


                                                                THREE MONTHS ENDED                           INCREASE (DECREASE)
                                                 DECEMBER 30, 2001             DECEMBER 31, 2000          $ CHANGE      % CHANGE
                                                 -----------------             -----------------          --------      --------
Net revenue:
     Factory Systems                             $40,263       73.4%           $38,204       45.1%        $  2,059          5.4%
     OEM Systems                                   9,080       16.5%            38,611       45.6%         (29,531)       (76.5)%
     Software Systems                              5,550       10.1%             7,889        9.3%          (2,339)       (29.6)%
                                                 -------      -----            -------      -----         --------       ------
          Total                                   54,893      100.0%            84,704      100.0%         (29,811)       (35.2)%

Gross profit:
     Factory Systems                               8,755       21.7%             3,048        8.0%           5,707        187.2%
     OEM Systems                                     858        9.4%            17,079       44.2%         (16,221)       (95.0)%
     Software Systems                              3,092       55.7%             5,924       75.1%          (2,832)       (47.8)%
                                                 -------      -----            -------      -----         --------       ------
          Total                                   12,705       23.1%            26,051       30.8%         (13,346)       (51.2)%
                                                 -------      -----            -------      -----         --------       ------

Operating expenses:
     Research and development                      9,496       17.3%            15,122       17.9%          (5,626)       (37.2)%
     Selling, general and administrative          10,124       18.4%            14,091       16.6%          (3,967)       (28.2)%
                                                 -------      -----            -------      -----         --------       ------
          Total operating expenses                19,620       35.7%            29,213       34.5%          (9,593)       (32.8)%
                                                 -------      -----            -------      -----         --------       ------

Operating loss                                    (6,915)     (12.6)%           (3,162)      (3.7)%          3,753        118.7%
Other income (expense), net                          680        1.2%              (421)      (0.5)%          1,101        261.5%
                                                 -------      -----            -------      -----         --------       ------

Loss before income taxes and cumulative
  effective of change in accounting principle     (6,235)     (11.4)%           (3,583)      (4.2)%          2,652         74.0%
Provision for income taxes                           519        0.9%               425        0.5%              94         22.1%
                                                 -------      -----            -------      -----         --------       ------

Loss before cumulative effect of change in
  accounting principle                            (6,754)     (12.3)%           (4,008)      (4.7)%          2,746         68.5%
Cumulative effect of change in accounting
  principle                                           --         --             (5,748)       (6.8)%         (5,748)      (100.0)%
                                                 -------      -----            -------      -----         --------       ------

Net loss                                         $(6,754)     (12.3)%          $(9,756)     (11.5)%       $ (3,002)       (30.8)%
                                                 =======      =====            =======      =====         ========       ======

       NET REVENUE: Total net revenue for the three months ended December 30, 2001, decreased by 35.2% to $54.9 million, compared to $84.7 million for the three months ended December 31, 2000. The decrease in total net revenue was a result of lower net revenue from the OEM and Software Systems operating segments, slightly offset by higher revenue from the Factory Systems operating segment.

       Net revenue for Factory Systems increased by 5.4% to $40.3 million, compared to $38.2 million for the comparable period in the prior year due to the timing of customer acceptances on products shipped to customers. Net revenue for OEM Systems decreased by 76.5% to $9.1 million, compared to $38.6 million for the comparable period in the prior year, primarily as a result of lower turns business due to the effects of the continuing semiconductor capital equipment industry downturn ("the industry downturn"). Turns business is comprised of orders that are received and shipped in the same quarter and has historically accounted for a major portion of OEM Systems revenues. Net revenue for Software Systems decreased by 29.6% to $5.6 million, compared to $7.9 million for the comparable period in the prior year, due to the effects of the industry downturn. International revenues for the three months ended December 30, 2001 were $17.6 million, or 32% of total net revenues, compared to $38.1 million, or 45% of total net revenues, for the comparable period in the prior year.

        Total backlog declined 25% to $105.7 million at December 30, 2001 compared to the balance of $141.2 million at September 30, 2001, due to the effects of the continuing industry downturn. Included in the backlog at the December 30, 2001, was $51.8 million of factory automation products shipped to customers for systems awaiting acceptance, compared with $70.2 million at September 30, 2001.

       GROSS PROFIT: The Company's gross profit was $12.7 million or 23.1% of net revenues for the three months ended December 30, 2001, compared to $26.1 million or 30.8% for the three months ended December 31, 2000. The overall decrease in gross profit of $13.3 million from the comparable period in the prior year included decreases for the OEM Systems and Software Systems operating segments of $16.2 million and $2.8 million, respectively, due to lower volumes of revenues. This decrease was slightly offset by an increase of $5.7 million in the Factory Systems operating segment, primarily due to a favorable change in product mix.

       RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses for the three months ended December 30, 2001, decreased by 37.2% to $9.5 million, compared to $15.1 million for the three months ended December 31, 2000, due to cost cutting actions taken during fiscal year 2001 in order to align the Company's cost structure with current business conditions. As a percentage of revenues, research and development expenses decreased to 17.3% from 17.9% in the comparable period in the prior year.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the three months ended December 30, 2001, decreased by 28.2% to $10.1 million, compared to $14.1 million for the three months ended December 31, 2000, due to cost cutting actions taken during fiscal year 2001 in order to align the Company's cost structure with current business conditions. As a percentage of revenues, selling, general, and administrative expenses increased to 18.4% from 16.6% in the comparable period in fiscal 2001 primarily as a result of the 35.2% reduction in revenues combined with the 28.2% decrease in expenses.

       OPERATING LOSS: Operating loss for the three months ended December 30, 2001 was $6.9 million, compared to $3.2 million for the three months ended December 31, 2000. The increase in the operating loss was primarily due to the decrease in the gross profit for the OEM Systems and Software Systems operating segments, partially offset by an increase in gross profit for the Factory Systems operating segment and the overall reductions in operating expenses.

       OTHER INCOME (EXPENSE), NET: Other income, net, for the three months ended December 30, 2001, was $0.7 million. Other expense, net, of $0.4 million for the three months ended December 31, 2000, included an unrealized loss on investment in affiliate of $1.6 million due to a change in fair value. Interest income was $0.4 million for the three months ended December 30, 2001, compared to $1.1 million in the comparable period in the prior year due to lower average cash balances and lower interest rates.

       PROVISION FOR INCOME TAXES: The income tax provision for the three months ended December 30, 2001 was $0.5 million, compared to $0.4 million for the three months ended December 31, 2000. In both fiscal periods, the Company's tax provision was for foreign and local taxes.

       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: For the three months ended December 31, 2000, the Company recorded a non-cash charge of $5.7 million (net of income taxes), or a charge of $0.23 per diluted share, to reflect the cumulative effect of a change in accounting principle due to the adoption of SAB 101. This charge represented the net profit on products that shipped during fiscal year 2000 but did not receive final customer acceptance during fiscal year 2000.

       NET LOSS: Net loss for the three months ended December 30, 2001, was $6.8 million, or $0.26 per diluted share, compared to net loss before the cumulative effect of SAB 101 of $4.0 million, or $0.16 per diluted share.

FINANCIAL CONDITION

       LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities during the three months ended December 30, 2001, was $3.1 million, compared to $21.7 million of net cash used in operating activities during the three months ended December 31, 2000. The net cash provided by operating activities during the three months ended December 30, 2001, was primarily attributable to decreases in trade accounts receivable of $13.8 million and inventories of $8.0 million and non-cash expenses of $3.4 million partially offset by the net loss of $6.8 million and decreases in accounts payable of $4.6 million, accrued expenses and other liabilities of $5.4 million, and billings in excess of revenues and customer advances of $4.3 million.

       Net cash used in investing activities for the three months ended December 30, 2001, was $1.0 million, compared to $14.8 million for the three months ended December 31, 2000. Activity for the comparable period in the prior year included $11.5 million for the purchase of the minority investment in Shinsung Engineering Co., Ltd. Capital expenditures for the three months ended December 30, 2001, were $0.9 million compared to $3.2 million in the comparable period in the prior year.

       Net cash provided by financing activities during the three months ended December 30, 2001, was $1.2 million principally from the proceeds on the exercise of stock options, compared to $0.1 million for the comparable period in the prior year.

       The Company believes its existing cash balance will be sufficient to meet its cash requirements to fund operations for fiscal year 2002 and expected fiscal year 2002 capital expenditures of approximately $9.0 million. If the industry downturn is more severe or prolonged than the Company currently expects, the Company may need to raise additional funds. However, there can be no assurance that additional financing, if and when needed, will be available at all or at terms acceptable to the Company.

       CHANGES IN FINANCIAL CONDITION

       At December 30, 2001, the Company had working capital of $72.1 million, including cash and cash equivalents of $62.5 million, compared to working capital of $76.7 million, including cash and cash equivalents of $59.0 million at September 30, 2001. The ratio of current assets to current liabilities was 1.72:1 at December 30, 2001, compared with 1.67:1 at September 30, 2001.

       Accounts receivable and contracts in progress of $19.5 million at December 30, 2001, decreased by $14.4 million from September 30, 2001, primarily as a result of the timing of customer acceptances on products shipped to customers and the improvements in the Company's cash collection efforts. Receivable days sales outstanding were 30 days compared with 58 days in the fourth quarter of fiscal 2001. Inventories of $80.8 million decreased by $9.3 million from September 30, 2001 due to the lower backlog of orders and the efforts taken by the Company to reduce cycle times and shorten lead times on inventory purchases.

       For the three months ended December 30, 2001, the Company recorded an unrealized gain of $9.1 million due to the change in fair market value, which was included in Other Comprehensive Income, on its investment in affiliate, Shinsung Engineering Co., Ltd.

       PENDING SALE OF THE COMPANY

       On October 23, 2001, the Company entered into an Agreement and Plan of Merger with Brooks Automation, Inc. Under the merger agreement, holders of the Company's common stock will receive 0.52 shares of Brooks' common stock for each share of the Company's common stock outstanding at the time of the merger. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and will be accounted as a purchase transaction.

        On December 13, 2001, Brooks and PRI received a request from the Antitrust Division of the Department of Justice ("DOJ") for additional information pertaining to the pending acquisition. The waiting period applicable to the pending acquisition under the US Hart-Scott-Rodino ("HSR") Antitrust Improvements Act will expire 30 days after substantial compliance with this request, unless terminated earlier by the DOJ. The companies intend to respond diligently and as quickly as possible. However, the companies cannot estimate how long it will take to achieve substantial compliance with the request. Subject to completion of the HSR process and satisfaction of other customary closing conditions contained in the definitive merger agreement, including Brooks and PRI stockholder approval, the companies anticipate the acquisition will close in late March or April 2002.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, however early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 and was adopted by the Company on October 1, 2001. The impact of SFAS No. 142 did not have a material effect on the Company's financial position and results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's expectations concerning its future results of operations and the sufficiency of capital to meet working capital and capital expenditure requirements are forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify other forward-looking statements. Such statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of these factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, as amended, and in the Company's Registration Statement on Form S-3, File No. 333-60180, each as filed with the Securities Exchange Commission.

         Other important factors that may cause the Company's actual results to differ from such forward-looking statements include the following: oversupply in the semiconductor market has caused an ongoing downturn in the semiconductor capital equipment industry, which is seriously harming the Company's operating results and could jeopardize its plans; demand for the Company's products fluctuates rapidly and unpredictably, which makes it difficult to manage its business efficiently and can reduce its gross margins, profitability and market share; the Company has announced a merger with Brooks, and uncertainty regarding the merger may disrupt the Company's operations and adversely affect its business; failure to complete the merger could cause the Company's stock price to decline and could harm the Company's business and operating results; the termination fee and restrictions on solicitation contained in the merger agreement may discourage other parties from trying to acquire the Company; the Company's diminished workforce may be inadequate to respond to any sudden increase in demand for its products; the Company may continue to experience delays and technical difficulties in new product introductions and manufacturing, which can adversely affect its revenues, gross margins and net income; the Company has invested heavily in 300mm wafer technology, which is being adopted more slowly than expected; the Company expects the intense competition for early 300mm orders to continue; the Company's lengthy sales cycle makes it difficult to anticipate sales, particularly for its factory automation systems; the Company's operating results fluctuate significantly, and the value of its common stock could fall if the Company's operating results are below the expectations of analysts or investors; delay in the shipment or customer acceptance of a single system could substantially decrease the Company's revenues for a period; new accounting guidance under SAB 101 will result in delayed recognition of the Company's revenues; the Company typically charges a fixed price for a system, which leaves it vulnerable to cost overruns; the Company has a limited number of customers, and the loss, cancellation or delay of any order from these customers could harm its business; the Company does not have long-term purchase agreements with its customers, and as a result its customers could stop purchasing its products and services at any time; to remain competitive, the Company must continually improve its technology and develop new products, even in industry downturns; demand for less expensive semiconductors is increasing pressure to reduce prices in the Company's industry; industry consolidation and outsourcing of the manufacture of semiconductors to foundries could reduce the number of available customers; the Company's international operations create special risks; the Company faces significant competition from other automation companies, especially in the Asia-Pacific market, which may limit the prices it can charge for its products and may cause it to lose revenues; the Company is becoming increasingly dependent on subcontractors and one or a few suppliers for some components and manufacturing processes; the failure of any of the Company's key suppliers to deliver components in a timely manner could seriously harm its business, reputation and results of operations; the Company depends on its executive officers and other key personnel; the Company's software products may contain errors or defects that could result in lost revenue, delayed or limited market acceptance or product liability claims with substantial litigation costs; the Company may be unable to protect its proprietary technology; claims by others that the Company infringes their proprietary technology could harm its business; the market price of the Company's common stock is highly volatile; pending securities class action lawsuits could have a material adverse effect on the Company's financial condition and results of operations; and the Company may need additional financing, which could be difficult to obtain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

       Market risks relating to the Company's operations result primarily from changes in interest rates, foreign currency exchange rates and equity security price risk. The Company currently does not use derivative financial instruments for trading or hedging purposes, and does not consider the exposure in these areas to be material.

INTEREST RATE RISK

       The Company's exposure to market rate risk for changes in interest rates relates to its cash equivalents investment portfolio. Cash equivalents consist of money market mutual funds and other high-credit quality short-term investments with an original maturity of three months or less. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

FOREIGN CURRENCY EXCHANGE RATE RISK

       The Company conducts a portion of its business outside the United States through its foreign subsidiaries. The Company has foreign currency exposure related to its operations in international markets, where it transacts some business in foreign currencies, and accordingly the Company is exposed to adverse movements in foreign currency exchange rates. The Company's foreign subsidiaries maintain their accounting records in local currencies. Consequently, changes in currency exchange rates may affect the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company's consolidated statement of operations. The functional currency is the U.S. dollar for all of the Company's subsidiaries, and therefore translation gains and losses are included as a component of net income or loss. Substantially all of the Company's revenue is invoiced and collected in U.S. dollars. The Company had no outstanding forward currency contracts at December 30, 2001 and December 31, 2000. A hypothetical 10 percent change in foreign currency exchange rates would not have a material impact on the Company's results of operations.

EQUITY SECURITY PRICE RISK

       The fair market value common shares and warrants of the Company's investment in affiliate, Shinsung Engineering Co., Ltd., was $6.7 million and $7.3 million, respectively, at December 30, 2001. A hypothetical 10% change in the share price of Shinsung would not have a material impact on the Company's results of operations.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From November 2000 through January 2001, the Company and three of its directors (one an officer) were named as defendants in five virtually identical lawsuits filed in the United States District Court for the District of Massachusetts claiming, among other things, that the defendants violated certain securities laws and regulations. Each complaint sought certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000. The five cases have been consolidated, and the case is now entitled IN RE PRI AUTOMATION, INC. SECURITIES LITIGATION, Civil Action No. 00-123958-REK. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. A consolidated amended complaint was filed on October 16, 2001. The amended complaint claims that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The amended complaint seeks damages, pre-judgment and post-judgment interest, costs and attorneys' fees. In substance, the amended complaint alleges that, throughout the class period, senior management of the Company knew that the Company's Factory Automation Systems division was encountering manufacturing problems in preparing a new product for higher-volume production, that those manufacturing problems were financially material to the Company, and that the Company did not report those problems until the end of the class period. The Company and the defendant directors filed a motion to dismiss and supporting papers on December 4, 2001. Argument on the motion has been rescheduled, and a new date has not yet been set. The Company strongly believes that the lawsuits lack merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve of $3.0 million for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

         As consideration for the acquisition by the Company of Commotion Technology, Inc. in October 2000, the Company issued 103,852 shares of its common stock to the sole stockholder of Commotion, in a transaction exempt from registration under the Securities Act of 1933, as amended, by reason of
Section 4(2) of the Act.

         Between October 1, 1998 and January 1, 2002 the Company issued an aggregate of 896,521 shares of its common stock to employees who exercised options granted under its 1997 Non-Incentive Stock Option Plan and an aggregate of 129,547 shares of its common stock to employees who participated in its 2000 Employee Stock Purchase Plan. The Company received aggregate cash proceeds of approximately $17.4 million, which it used for working capital and general corporate purposes. Of these shares, an aggregate of 37,087, resulting in cash proceeds to the Company of $574,667, were issued during the three months ended December 30, 2001.

       These issuances were not registered under the Act, due to the Company's inadvertent failure to timely file Registration Statements on Form S-8 covering these transactions. The Company could be exposed to claims by some of its employees for rescission of these purchases. Based on its investigation of these transactions, including subsequent dispositions by employees of the shares in question, the Company does not believe that the amount of any such rescission liability would be material to its financial condition and has not provided for any such liability in its financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

       EXHIBIT
        NUMBER    DESCRIPTION

         3.1 Restated Articles of Organization and amendments thereto (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 1, 2001 and incorporated herein by reference).
         3.2      Amended and Restated By-Laws of the Company (filed as Exhibit
                  3.4 to the Company's Registration Statement on Form S-1, File No. 33-81836 and incorporated herein by reference).

---------

         b) Reports on Form 8-K:

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

                                            PRI AUTOMATION, INC.

Date: February 13, 2002                     By:

                                                Cosmo S. Trapani
                                                Duly Authorized Officer and
                                                Principal Financial Officer