Form 10-K/A
period 2001-09-30
PRI AUTOMATION INC
filed 2002-04-04
CIK 927362

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
(2) RIGHTS TO PURCHASE CLASS ONE PARTICIPATING CUMULATIVE PREFERRED STOCK

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

Also, at least one of PRI's significant customers, a large semiconductor equipment manufacturer, several years ago adopted a policy of maintaining multiple vendors for the products it purchases. More widespread adoption by other customers of this kind of policy could limit additional sales to our existing customers and create opportunities for our competitors. In addition, the opportunities presented by the transition to 300mm technology may cause new competitors to enter PRI's markets and may diminish the competitive advantage with customers for whom PRI is the incumbent supplier of automation equipment. In the face of increased competition, PRI may need to lower its prices, which could seriously harm PRI's business.

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

        Between October 1, 1998 and January 1, 2002 the Company issued an aggregate of 896,521 shares of its common stock to employees who exercised options granted under its 1997 Non-Incentive Stock Option Plan and an aggregate of 129,547 shares of its common stock to employees who participated in its 2000 Employee Stock Purchase Plan. The Company received aggregate cash proceeds of approximately $17.4 million, which it used for working capital and general corporate purposes. Of these shares, an aggregate of 187,137, resulting in cash proceeds to the Company of approximately $2.0 million, were issued during fiscal year 2001.

        These issuances were not registered under the Act, due to the Company's inadvertent failure to timely file Registration Statements on Form S-8 covering these transactions. The Company could be exposed to claims by some of its employees for rescission of these purchases. Based on its investigation of these transactions, including subsequent dispositions by employees of the shares in question, the Company does not believe that the amount of any such rescission liability would be material to its financial condition or results of operations.

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

        Gross profit:    The Company's gross profit before special charges was $59.4 million, or 22.1%, for fiscal year 2001, compared to $119.9 million, or 39.5%, for fiscal year 2000. Gross profit before special charges by operating segment for fiscal year 2001 was $2.3 million, $38.9 million, and $18.2 million for Factory Systems, OEM Systems, and Software Systems, respectively. In fiscal year 2000, gross profit before special charges was $33.9 million, $55.2 million, and $30.8 million for Factory Systems, OEM Systems and Software Systems, respectively. The $60.5 million decline in gross profit from the prior year included $31.6 million at Factory Systems, consisting of $13.0 million for manufacturing inefficiencies attributable to excess manufacturing capacity, $8.5 million for an unfavorable change in product mix, and $10.1 million for additional warranty costs. In addition, gross profit declined from the prior year at the Company's OEM Systems and Software Systems operating segments by $16.3 million and $12.6 million, respectively, as a result of lower revenues due to the industry downturn.

        The Company's gross profit after special charges was $35.3 million, or 13.2%, compared to $95.2 million, or 31.7% for fiscal year 2000. Special charges of $24.1 million in fiscal year 2001 included contract losses of $8.1 million, $6.3 million for additional warranty provisions, and $9.7 million for inventory write-downs and costs associated with order cancellations. The $8.1 million charge for contract losses was recorded in the fourth quarter of fiscal year 2001, when the Company determined that an additional reserve was required in connection with the Company's first full factory automation system in a 300mm production fab. The increased reserve was required due to higher estimates of the costs to complete the project, including the impact of various engineering design modifications and the completion of certain project scope changes in the fourth quarter. The total contract losses incurred on this 300 mm factory automation system approximate $17.0 million including amounts recorded in fiscal year 2000. This contract is expected to be completed during fiscal year 2002. The warranty provision of $6.3 million related primarily to increased material and service costs for a program initiated in the fourth quarter of fiscal year 2001 to repair and retrofit TurboStocker product already installed in the field. The retrofit program resulted from certain operational problems at selected customers. The $9.7 million charge for inventory write-downs and costs associated with order cancellations consisted of $6.6 million for a general increase in excess and obsolete inventory due to a significant decline in new business orders as well as order cancellations resulting from the industry downturn during fiscal year 2001, combined with $3.1 million of obsolete inventory for a discontinued product line in the fourth quarter at Factory Systems.

        Special charges recorded in fiscal year 2000, which were all recorded in the fourth quarter, were $24.8 million, and included $14.7 million related to inventory provisions and write-downs, $4.8 million for contract losses, $1.2 million for provisions for warranty expense and other items, and $4.1 million charged to revenue primarily for customer late delivery penalties. The $14.7 million of inventory reserves and write-downs related to an additional excess and obsolete inventory provision of $6.7 million and an inventory cost valuation adjustment of $8.0 million. The inventory provision of $6.7 million primarily resulted from design changes related to the Company's TurboStocker product following certain manufacturing and supply chain problems. The inventory cost valuation adjustment of $8.0 million primarily resulted from significant fourth quarter manufacturing inefficiencies due to increased manufacturing, assembly and test time for the TurboStocker product to meet specifications. The contract loss reserve of $4.8 million consisted of $3.8 million related to a new order in the fourth quarter of fiscal year 2000 for the Company's first full factory automation system in a 300mm production fab, where total cost estimates exceeded the contract value, and $1.0 million for one additional loss-making contract. The additional warranty accrual of $1.2 million was primarily due to an increase in warranty costs for TurboStocker product installed in the field.

        As cost-cutting measures implemented by the Company at Factory Systems during fiscal year 2001 take effect, and assuming that current business conditions do not deteriorate further as a result of the industry downturn, the Company expects that gross profit margins at Factory Systems will improve modestly in the near term.

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

        Selling, general and administrative:    Selling, general and administrative expenses increased to $50.4 million or 18.8% of net revenues for fiscal year 2001, compared to $49.9 million or 16.6% of net revenues for fiscal year 2000. The increase in spending as a percent of total net revenue in fiscal year 2001 is due primarily to the decrease in total net revenue during the fiscal year.

        Restructuring and other costs:    Restructuring and other costs of $17.3 million in fiscal year 2001 consisted of $7.5 million for employee severance costs, $3.0 million for a reserve for legal costs to defend against a pending shareholder class action lawsuit (see Note I of Notes to Consolidated Financial Statements), $2.9 million for the write-off of specialized demonstration equipment taken out of service in the second quarter, $2.5 million for costs associated with exiting leased facilities, $0.9 million for acquisition-related fees, and $0.5 million for costs related to a software development project that was terminated in the second quarter. The Company initiated during the second and fourth quarters of fiscal year 2001 a series of cost-cutting programs in response to the industry downturn that included workforce reductions and a reduction in a number of leased facilities. The reduction in the

Company's worldwide workforce in fiscal year 2001 was approximately 620 people, or 35%, consisting of both temporary and full-time employees. Annualized savings associated with the workforce reductions are anticipated to be approximately $36.0 million. The Company expects the majority of the remaining accrued restructuring and other costs to be paid by the end of 2002.

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

        On December 14, 2000, the Company entered into an amended revolving credit facility agreement with Chase Manhattan Bank, which allowed the Company to borrow up to $20.0 million on an unsecured basis. This agreement expired on March 31, 2001 and was not renewed. The Company believes its existing cash balance will be sufficient to meet its cash requirements to fund operations for at least the next twelve months and expected fiscal year 2002 capital expenditures of approximately $9.0 million. If the industry downturn is more severe or prolonged than the Company currently expects, the Company may need to raise additional funds. However, there can be no assurance that additional financing, if and when needed, will be available at all, or at terms acceptable to the Company.

Changes in Financial Condition

        At September 30, 2001, the Company had working capital of $76.7 million, including cash and cash equivalents of $59.0 million, compared to working capital of $177.6 million, including cash and cash equivalents of $92.5 million at September 30, 2000. The ratio of current assets to current liabilities was 1.67:1 at September 30, 2001 compared with 3.42:1 at September 30, 2000.

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

        For example, beginning late in the third quarter of fiscal year 2000, the Company encountered manufacturing and supply chain problems relating to its TurboStocker product, which the Company had planned to begin manufacturing in high volume in the fourth quarter of fiscal year 2000 in response to increased customer demand at that time. These problems have delayed shipments and customer acceptance, which caused the Company's revenues for fiscal year 2000 and 2001 to be lower than expected and also contributed to its net losses for these periods. Since the Company discovered these problems, it has incurred expenditures of $15.4 million to address them, consisting of approximately $3.4 million for associated engineering costs, $5.7 million of additional warranty costs, and $6.3 million to repair or retrofit TurboStockers already installed in the field where necessary. These costs also contributed to the Company's losses for these periods. Of these costs, the $6.3 million reserve for repairs and retrofits was recorded as a special charge in the fourth quarter of PRI's fiscal year 2001. The balance of the costs were recorded in PRI's results of operations during the period beginning with the fourth quarter of its fiscal year 2000 and ending with the last quarter of its fiscal year 2001. The Company has also consolidated its TurboStocker manufacturing operations into a single location, upgraded its enterprise resource planning system and outsourced additional manufacturing of components and subassemblies. The Company's efforts to date may be insufficient to resolve its manufacturing problems with its TurboStocker.

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

        To date, nearly all manufacturers with 300mm pilot projects have selected competitors' systems for these projects. The Company expects to continue to face vigorous competition, including price competition, for these early 300mm orders. To date, the Company has incurred contract losses of approximately $17.0 million on orders for its 300mm technology, and the intense price competition that the Company believes is necessary to win these early orders could lead to disadvantageous pricing for future orders. A vendor whose system is selected for an early 300mm pilot project may have a real or perceived advantage in competing for future orders. Manufacturers' awards to competitors of early 300mm orders could make it more difficult for the Company to win orders from those manufacturers for their full-scale 300mm production facilities. To the extent that the Company's manufacturing problems relating to its TurboStocker product have undermined, or may undermine, the confidence of potential 300mm customers in the Company's ability to manufacture and deliver complex factory automation systems in a timely manner and at acceptable quality levels, the Company's reputation and competitive position in the market for 300mm products has been, and may continue to be, adversely affected.

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

        For the foreseeable future, the Company expects to continue to derive a significant portion of its revenue from a limited number of customers. The loss, cancellation or delay of any order from these customers could significantly reduce the Company's revenue and harm its reputation in the industry. The Company experienced order cancellations from a small number of customers of over $50.0 million during fiscal year 2001. Sales to the Company's top ten customers accounted for 61% of total net revenue in fiscal year 2001 and 54% in fiscal years 2000 and 1999. In fiscal year 2001, sales to Intel accounted for 21% and sales to KLA-Tencor accounted for 11% of total net revenue. In fiscal year 2000, sales to Intel accounted for 14% and sales to KLA-Tencor accounted for 12% of total net revenue. In fiscal year 1999, sales to Intel accounted for 21% of total net revenue. The Company's largest customers can change from year to year, as some customers complete large semiconductor fabrication facilities and others initiate new projects. Moreover, at least one of the Company's significant customers, a semiconductor manufacturer that accounted for 21% of the Company's total net revenue in fiscal 1999, 14% of its total net revenue in fiscal 2000 and 21% of its total net revenue in fiscal 2001, several years ago adopted a policy of maintaining multiple vendors for the products it purchases. This kind of policy, if more widely adopted by the Company's customers, could limit the Company's ability to sell products to its customers and create opportunities for it's competitors.

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

        For some products, or components or specialized processes that the Company uses in its products, it depends on subcontractors or has available only one or a few suppliers. For example, PRI's TurboStocker, AeroLoader, AeroTrak and Guardian products each include components and assemblies for which PRI has qualified, or for which there exists, only one supplier or a small number of suppliers. In general, PRI does not have long-term agreements with these suppliers, or agreements that obligate them to supply all of PRI's requirements for such components or assemblies. Also, PRI relies on Shinsung Engineering Co. Ltd. to manufacture its TurboStocker product for delivery in the Asian market and to provide related customer support. PRI has a Master Engineering Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung perform engineering projects for PRI. The scope of each project and the related price and other terms are defined in separate statements of work to be agreed upon by PRI and Shinsung. The agreement provides that all intellectual property created by Shinsung in the course of any such project will belong to PRI. PRI also has a Master Manufacturing Services Agreement with Shinsung, which provides the general terms and conditions under which PRI may from time to time request that Shinsung manufacture products for PRI. The specifications for any products to be manufactured, and related price and other terms, are to be defined in one or more separate purchase orders to be issued by PRI to Shinsung. These agreements with Shinsung are non-exclusive, contain customary provisions entitling either party to terminate the agreement in the event of a material breach of the agreement by, or the insolvency of, the other party, and also may be terminated by PRI at any time for its convenience. The agreements both expire in October 2004. The Company's reliance on subcontractors gives it less control over the manufacturing process and exposes it to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. The Company intends to outsource additional aspects of its manufacturing operations to subcontractors and suppliers. The Company could experience disruption in obtaining products or needed components and may be unable to develop alternatives in a timely manner. If the Company is unable to obtain adequate deliveries of products or components for an extended period of time, it may have to pay more for inventory parts and other supplies, seek alternative sources of supply or delay shipping products to its customers. These outcomes could damage the Company's relationships with its customers. Any such increased costs, delays in shipping or damage to customer relationships could seriously harm the Company's business.

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

        The Company and three of its directors are defendants in a pending securities class action lawsuit claiming, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. The complaint seeks certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000, and also seeks damages, pre-judgment and post-judgment interest, costs, and attorneys' fees. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. An argument on the defendants' motion to dismiss is scheduled for February 26, 2002. The Company strongly believes that the lawsuits lack merit and intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve for legal costs of $3.0 million, the reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the Company will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation in this lawsuit could materially harm the Company's business.

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

PRI has anti-takeover defenses that could delay or prevent its acquisition and could adversely affect the price of the PRI common stock.

        Provisions of Massachusetts law and of PRI's articles of organization, bylaws and stockholder rights plan could have the effect of delaying or preventing an acquisition of PRI. These provisions may hinder or discourage a proxy contest or a substantial stockholder's assumption of control. These provisions could also discourage a third party from making a tender offer or otherwise attempting to obtain control over PRI, even though such an attempt might benefit PRI or its stockholders.

        Massachusetts law.    PRI is subject to Chapter 110F of the Massachusetts General Laws, an anti-takeover law. In general, Chapter 110F prohibits PRI from engaging in a business combination with an interested stockholder for a period of three years after the date on which the person became an interested stockholder, unless: (a) before the person became an interested stockholder, PRI's board approved either the business combination or the transaction that resulted in the person becoming an interested stockholder; (b) upon consummation of the transaction that resulted in the person becoming an interested stockholder, the interested stockholder owned at least 90% of PRI's voting stock that was outstanding when the transaction commenced, excluding shares held at that time by PRI's directors, officers and certain other affiliates; or (c) after the person becomes an interested stockholder, PRI's board approved the business combination and two-thirds of the outstanding voting stock that is not owned by the interested stockholder affirmatively voted to authorize the business combination in a stockholder meeting.

        PRI's articles of organization and bylaws.    PRI's bylaws require that a stockholder who wants to make a proposal at a meeting of stockholders must comply with certain notice provisions and, generally, give PRI a written notice at least 60 days before the meeting. PRI's articles of organization requires the affirmative vote of holders of at least 80% of its shares entitled to vote in the election of directors in order to amend certain provisions of the articles of organization or bylaws relating generally to (a) meetings of stockholders, (b) meetings and elections of directors, (c) resignations, (d) removal and vacancies of directors and officers, and (e) amendments to the bylaws. These provisions have certain anti-takeover effects. They are designed to discourage accumulations of large blocks of PRI stock by purchasers whose objective is to have PRI repurchase this stock at a premium. These provisions could reduce the temporary fluctuations in the market price of PRI stock that such accumulations might otherwise cause. Accordingly, this could deprive the PRI stockholders of opportunities to sell their stock at temporarily higher market prices.

        PRI's stockholder rights plan.    PRI's board of directors has adopted a stockholder rights plan, which provides for the issuance of rights to the holders of PRI's common stock. The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire PRI without conditioning the offer on substantially all the rights being acquired. However, the rights will not interfere with any merger or other business combination with a third party for which PRI's board of directors grants its approval. This is so because PRI's board may amend the rights plan or redeem the then-outstanding rights before that third party has become an acquiring person.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency and Exchange Rate Risk

Market Rate Risk

        Market risks relating to the Company's operations result primarily from changes in interest rates, foreign currency exchange rates and equity security price risk. The Company currently does not use derivative financial instruments for trading or hedging purposes, and does not consider its exposure in these areas to be material.

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates to its cash equivalents investment portfolio. Cash equivalents consist of money market mutual funds, and other high-credit quality short-term investments with an original maturity of three months or less. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

Foreign Currency Exchange Rate Risk

        The Company conducts a portion of its business outside the United States through its foreign subsidiaries. The Company has foreign currency exposure related to its operations in international markets, where it transacts some business in foreign currencies, and accordingly the Company is exposed to adverse movements in foreign currency exchange rates. The Company's foreign subsidiaries maintain their accounting records in local currencies. Consequently, changes in currency exchange rates may affect the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company's consolidated statement of operations. The functional currency is the U.S. dollar for all of the Company's subsidiaries, and therefore translation gains and losses are included as a component of net income or loss. Substantially all of the Company's revenue is invoiced and collected in U. S. dollars. The Company had no outstanding forward currency contracts at September 30, 2001 and 2000. A hypothetical 10 percent change in foreign currency exchange rates would not have a material impact on the Company's results of operations.

Equity Security Price Risk

        The Company's investment in affiliate subjects the Company to equity security price risk. In December 2000, the Company made a minority investment of $11.5 million in Shinsung Engineering Co. Ltd., a South Korean manufacturer of semiconductor clean room equipment and other industrial systems. The investment consisted of the purchase of 3,109,091 common shares and warrants to purchase an additional 3,866,900 common shares. The fair market value of the common shares and warrants was $2.4 million and $2.5 million, respectively, at September 30, 2001. A hypothetical 10 percent change in the share price of Shinsung would not have a material impact on the Company's results of operations.

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
10.7	*	Employment Agreement dated as of July 5, 2001 between the Company and Mordechai Wiesler.***
10.8	*	Employment Agreement dated as of October 23, 2001 among the Company, Mitchell G. Tyson and Brooks Automation, Inc.***
10.9	*	Severance Agreement dated as of March 30, 2001 between the Company and Edward A. Wagner ***
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

10.15	Amendment to Lease dated as of July 24, 2000 between the Company and BCIA New England Holdings LLC (successor in interest to The Prudential Insurance Company of America).***
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
10.20	Lease Agreement dated as of October 12, 2000 between the Company and Progress Road LLC.***
10.21	First Amendment to Lease dated as of March 21, 2000 between the Company and Progress Road LLC.***
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
21.1	List of Subsidiaries of the Company***
10.26	Master Engineering Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.**
10.27	Master Manufacturing Services Agreement dated as of October 26, 1999 by and between the Company and Shinsung Eng. Co. Ltd.**
23.1	Consent of PricewaterhouseCoopers LLP**
*
Management contracts and compensatory arrangements.

**
Filed herewith.

***
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the Securities Exchange Commission on December 7, 2001.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, reflect management's best estimates using appropriate assumptions and projections at that time. Management believes that no significant impairment of its long-lived assets has occurred at September 30, 2001.

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

The charge represents the net profit on $18,386,000 of products that shipped during fiscal year 2000 but did not receive final customer acceptance during fiscal year 2000. The Company's reported revenue for fiscal year 2001 included $15,058,000 of revenue that was part of the cumulative effect adjustment for products that shipped during fiscal year 2000 but did not receive final customer acceptance until 2001. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, retroactive to the beginning of the fiscal year (October 1, 2000) and therefore, the cumulative effect adjustment was reported in the first quarter of fiscal year 2001. Financial information for the first three quarters of fiscal year 2001 has been restated to reflect this change. Pro forma amounts for prior years have not been presented to reflect the change in accounting principle under SAB 101, primarily as a result of certain inherent limitations in the Company's information systems. The Company's information systems were not designed to track and accumulate the type of information required to fully evaluate and apply the impact of SAB 101, and as such, the process for fiscal year 2001 was largely a manual exercise. As a result, the Company did not believe it could determine the amounts for periods prior to fiscal 2001.

        For certain contracts eligible under Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), revenue on product sales is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Revenue recognized under the percentage-of-completion accounting method was approximately $58,193,000, $72,927,000 and $23,383,000 during fiscal years 2001, 2000, and 1999, respectively. Product and installation revenue for systems in the Company's Factory Systems segment that do not qualify for the percentage-of-completion accounting method is recognized upon customer acceptance in accordance with SAB 101. The fair value of all other elements, including service and support revenue, is based upon the price charged when these elements are sold separately and unaccompanied by other elements and is generally recognized ratably over the applicable contract periods or as the services are performed. Estimated warranty costs are accrued within cost of revenue when revenue is recognized. The Company's arrangements do not typically contain any right of return privileges other than warranties after shipment or acceptance.

        Revenue from product sales in the Company's OEM segment is generally recognized upon shipment to the customer. Generally, product sales in the OEM segment do not require installation or contain customer acceptance provisions, however, the Company's policy is that where installation is required or customer acceptance provisions are present, recognition of such revenue is deferred until installation is complete and acceptance has occurred.

        Software license revenue is recognized upon delivery of the software and completion of a written agreement with the customer, provided fees are fixed or determinable, and collectibility of the related receivable is deemed probable by management. In the Company's software arrangements, service revenue and post-contract customer support revenue are unbundled from software license sales based upon the fair value of those services where such services are sold separately. The Company recognizes such revenue as the services are provided or ratably over the period of the related contract, as applicable. Where an arrangement requires significant production, customization or modification of software, and the service element does not meet the criteria for separate accounting set forth in Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), the Company's accounting policy is to account for the entire arrangement in conformity with SOP 81-1 pursuant to SOP 97-2 using the percentage of completion method based on cost inputs. Revenues from training and consulting are recognized as services are performed.

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

Pro Forma Information

        For purposes of determining pro forma compensation cost under SFAS No. 123, the fair value of both the Company and ILC options granted are estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2001	2000	1999
Weighted average fair value of Company options	$12.25	$35.42	$16.86
Weighted average fair value of ILC options	$0.66	$0.54	$0.13
Options granted—Company	2,482,348	1,949,850	1,532,805
Options granted—ILC	101,500	434,000	391,750
Assumptions:
Expected life of grants (years)	5	5	5
Risk-free interest rate	4%	6%	5%
Expected volatility	90%	85%	71%
Dividend yield	None	None	None

        For purposes of determining pro forma compensation cost under SFAS No. 123, the fair value of each ESPP purchase right was estimated using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2001	2000	1999
Weighted average fair value of purchase rights	$8.08	$18.98	$6.60
ESPP purchase rights granted	368,949	164,120	171,436
Assumptions:
Expected life of purchase rights (years)	0.5	0.5	0.5
Risk-free interest rate	2.71% and 4.44%	6.11% and 6.25%	4.59% and 5.86%
Expected volatility	90% and 128%	72% and 120%	83% and 99%
Dividend yield	None	None	None

        Had compensation costs for the Company's stock plans been determined on the fair market value at the grant dates for such awards, the Company's net loss and loss per share would approximate the pro forma amounts below:

	Years ended September 30,
	2001	2000	1999
	(In thousands)
Loss before cumulative effect of change in accounting principle:
As reported	$(93,296)	$(7,953)	$(36,085)
Pro forma	$(117,832)	$(29,160)	$(50,304)
Loss per share before cumulative effect of change in accounting principle:
Basic and diluted:
As reported	$(3.69)	$(0.34)	$(1.67)
Pro forma	$(4.66)	$(1.23)	$(2.33)

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

I.  Contingent Liabilities:

        Between October 1, 1998 and January 1, 2002 the Company issued an aggregate of 896,521 shares of common stock to employees who exercised options granted under the 1997 Non-Incentive Stock Option Plan and an aggregate of 129,547 shares of common stock to employees who participated in the 2000 Employee Stock Purchase Plan. These issuances were not registered under the Securities Act of 1933, as amended, due to an inadvertent failure to timely file Registration Statements on Form S-8 covering these transactions. The Company could be exposed to claims by some of its employees for rescission of these purchases. A rescission right involves the right of the employee to require the Company to repurchase the shares at the original exercise price plus interest. However, based on an investigation by the Company of these transactions, including subsequent dispositions by employees of the shares at prices higher than they paid, such that they have no rescission damages, the Company does not believe that the amount of any such potential rescission liability would be material to its financial condition or results of operations.

        From November 2000 through January 2001, the Company and three of its directors (one an officer) were named as defendants in five virtually identical lawsuits filed in the United States District Court for the District of Massachusetts claiming, among other things, that the defendants violated certain securities laws and regulations. Each complaint sought certification as a class action on behalf of virtually all purchasers of the Company's stock from January 27, 2000 through September 11, 2000. The five cases have been consolidated, and the case is now entitled In re PRI Automation, Inc. Securities Litigation, Civil Action No. 00-123958-REK. A group of five persons has been appointed as lead plaintiff, and the court has approved the group's selection of lead counsel. A consolidated amended complaint was filed on October 16, 2001. The amended complaint claims that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also Sections 11 and 15 of the Securities Act of 1933, by virtue of statements and omissions that the plaintiffs claim were materially false or misleading. In substance, the amended complaint alleges that, throughout the class period, senior management of the Company knew that the Company's Factory Automation Systems division was encountering manufacturing problems in preparing its new TurboStocker product for higher-volume production, that those manufacturing problems were financially material to the Company, and that the Company did not adequately disclose those problems until the end of the class period. The amended complaint also alleges that the registration statement for a securities offering by the Company in May 2000 failed adequately to disclose these manufacturing problems. The amended complaint seeks damages, pre-judgment and post-judgment interest, costs and attorneys' fees. The Company (together with the defendant directors) filed a motion to dismiss and supporting papers on December 4, 2001. Argument on the motion has been rescheduled, and a new date has not yet been set. The Company strongly believes that the lawsuit lacks merit, and the Company intends to defend against the claims vigorously. However, the Company could incur substantial costs defending the lawsuit, has no insurance coverage relating to these claims, and has undertaken to indemnify the individual defendants for any losses they may suffer. Moreover, although the Company has established a reserve of $2,980,000 for legal costs, the amount of that reserve may be inadequate. The lawsuits could also divert the time and attention of the Company's management. The Company cannot predict the outcome of the lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

J.  Income Taxes:

        Income (loss) before income taxes for domestic and foreign operations for the years ended September 30 was as follows:

	2001	2000	1999
	(in thousands)
Domestic	$(95,058)	$(12,012)	$(36,637)
Foreign	3,853	5,286	1,617

Total	$(91,205)	$(6,726)	$(35,020)

        The following summarizes the Company's provision for (benefit from) income taxes for the years ended September 30:

	2001	2000	1999
	(in thousands)
Current tax (benefit) provision:
Federal	$—	$78	$(7,667)
State	100	221	21
Foreign	1,991	928	320

Total current (benefit) provision	2,091	1,227	(7,326)
Deferred provision (benefit):
Federal	—	—	4,570
State	—	—	2,643
Foreign	—	—	1,178

Total deferred provision	—	—	8,391

Total provision for income taxes	$2,091	$1,227	$1,065

        The differences between the effective tax rates and the U.S. federal statutory tax rates were as follows:

	2001	2000	1999
U.S. federal income tax statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.1	60.5	43.4
State income taxes, net of federal benefit	—	2.8	(0.4)
Foreign rate differential	1.4	(8.5)	(0.1)
U.S. and foreign tax credits	—	(5.9)	(9.6)
Acquisition costs not deductible for tax purposes	—	—	3.9
Other	0.8	3.3	(0.2)

Effective tax rate	2.3%	18.2%	3.0%

        At September 30, the components of net deferred tax assets (liabilities) were as follows:

	2001	2000
	(in thousands)
Gross deferred tax assets:
Accruals and reserves	$33,777	$10,819
Intangible assets	1,893	2,135
Tax credits	6,593	8,376
Canadian R&D and capital cost allowances	8,209	8,709
Net operating losses	31,946	22,777
Depreciation	2,014	—
Other	515	6,474

Total gross deferred tax assets	84,947	59,290

Gross deferred tax liabilities:
Long-term contracts	(18)	(4,040)
Accounts receivable	—	(349)
Depreciation	—	(2,147)

Total gross deferred tax liabilities	(18)	(6,536)
Valuation allowance	(84,929)	(52,754)

Net deferred tax assets	$—	$—

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

K. Defined Contribution Plans:

        Eligible employees can participate in the Company's 401(k) Savings and Retirement Plan by making voluntary contributions to the plan in amounts up to the statutory limit or 15% of their annual compensation. Currently, the Company has elected to match a portion of the employee deferral up to certain prescribed limits, and these matching contributions vest at a rate of 20% per year. The Company's contribution expense under these plans amounted to $1,779,000, $1,321,000, and $1,118,000 for fiscal years 2001, 2000, and 1999, respectively.

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

        * Special charges by segment for fiscal year 2001 were $41,417,000 and consisted of $30,949,000 for Factory Systems, $3,735,000 for OEM Systems, $2,878,000 for Software Systems and $3,855,000 for Corporate. Significant special charges recorded within the Factory Systems segment included $8,153,000 for contract losses, $2,944,000 for a write-off of specialized demonstration equipment and a significant portion of the $6,263,000 for warranty provisions primarily associated with the TurboStocker product. Special charges recorded within the Software Systems segment included $545,000 for costs related to a terminated software development project. Special charges included within Corporate and other expenses were $2,980,000 for a reserve for legal costs to defend against a pending shareholder class action lawsuit and $875,000 for acquisition-related fees. Special charges of $9,661,000 related to inventory write-downs and costs associated with order cancellations consisted of $7,561,000 at Factory Systems and $2,100,000 at OEM Systems. Employee severance costs of $7,460,000 consisted of $4,319,000, $935,000, and $2,206,000 for Factory Systems, OEM Systems, and Software Systems, respectively. Costs for exiting leased facilities of $2,536,000 consisted of $2,409,000 for Factory Systems and $127,000 for Software Systems. Segment operating loss in fiscal year 2000 includes special charges of $25,337,000 for Factory Systems consisting of $14,657,000 related to inventory provisions and write-downs, $4,765,000 for contract losses, $4,113,000 charged to revenue primarily for provisions for late delivery penalties $1,233,000 for warranty expense and other items, and $569,000 for employee severance costs. Segment operating loss in fiscal year 1999 includes special charges of $6,375,000 for Software Systems consisting of legal, accounting and investment banking fees and other costs incurred in consolidating the Company's business unit structure. See Note N for further information.

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

        On December 1, 2000, the Company signed a strategic alliance agreement with Shinsung Engineering Co. Ltd. ("Shinsung"), a South Korean manufacturer of semiconductor clean room equipment and other industrial systems, to assemble the Company's automated storage and retrieval systems. As part of the strategic alliance, the Company made a minority investment of $11,467,000 in Shinsung in exchange for 3,109,091 common shares and warrants to purchase an additional 3,866,900 common shares. The 3,109,091 common shares represented approximately 11% of the outstanding common shares of Shinsung at the time of the investment. The cost of the investment was allocated to the common shares and warrants based on their respective fair values at the time of the investment. The common shares and warrants are included in investment in affiliate on the Consolidated Balance Sheet at their fair market values of $2,399,000 and $2,491,000, respectively, at September 30, 2001. The change in the fair market value of the common shares resulted in an unrealized loss of $3,015,000 for the year ended September 30, 2001, and is reported as a separate component of other comprehensive loss. The fair value of the common stock of Shinsung was determined using the closing price per share on the Korean stock exchange at the end of each reporting period. The fair value of the Shinsung warrants was determined using the Black-Scholes valuation model assuming an exercise price of 3200 Korean Won, contractual term of 10 years, dividend rate of zero, volatility of 100% and risk free interest rate of 6.92%.

        Prior to February 23, 2001 the warrants were being accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" since the warrants met the criteria for treatment as a derivative as defined by paragraphs 6-9 of SFAS No. 133 and in particular, the warrants were readily convertible into cash. The increase in the fair value of the warrants of $868,000 between the beginning of fiscal year 2001 and the amendment of the warrant agreement on February 23, 2001 is therefore included in other income in the consolidated statement of operations for the year ended September 30, 2001.

        On February 23, 2001, the Company and Shinsung amended the warrant agreement to provide that upon exercise of the warrants into common stock, the Company is restricted from selling or transferring the stock for a period of 33 days after the date of exercise and the warrants may not be transferred or sold to any third party. Following the amendments, the warrants are no longer readily convertible into cash and therefore no longer fall within the scope of SFAS No. 133. Since February 23, 2001 the warrants are being accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", pursuant to EITF 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement 115." Accordingly, the decline in the fair value of the warrants after February 23, 2001 through September 30, 2001 of $4,430,000 is reported as a separate component of other comprehensive loss.

        The warrants and common stock were not deemed to be other than temporarily impaired at September 30, 2001, as defined by SAB 59, "Accounting for Noncurrent Marketable Equity Securities," primarily due to the fact that the fair value of the warrants and common stock at September 30, 2001 had been less than the initial investment for a period of less than three months, combined with the recovery in the quoted share price of Shinsung subsequent to September 30, 2001.

N. Special Charges:

        For the year ended September 30, 2001, the Company recorded special charges of $41,417,000 in its second and fourth fiscal quarters. These charges consisted of $24,077,000 charged to cost of sales and $17,340,000 charged to restructuring and other costs.

        Special charges to cost of sales of $24,077,000 in fiscal year 2001 included contract losses of $8,153,000, $6,263,000 for additional warranty provisions, and $9,661,000 for inventory write-downs and costs associated with order cancellations. The $8,153,000 charge for contract losses was recorded in the fourth quarter of fiscal year 2001, when the Company determined that an additional reserve was required in connection with the Company's first full factory automation system in a 300 mm production fab. The increased reserve was required due to higher estimates of the costs to complete the project, including the impact of various engineering design modifications and the completion of certain project scope changes in the fourth quarter. This contract is expected to be completed during fiscal year 2002. The warranty provision of $6,263,000 related primarily to increased material and service costs for a program initiated in the fourth quarter of fiscal year 2001 to repair and retrofit TurboStocker product already installed in the field. The retrofit program resulted from certain operational problems at selected customers. The $9,661,000 charge for inventory write-downs and costs associated with order cancellations consisted of $6,596,000 for a general increase in excess and obsolete inventory due to a significant decline in new business orders as well as order cancellations resulting from the semiconductor capital equipment industry downturn during fiscal year 2001, combined with $3,065,000 of obsolete inventory for a discontinued product line in the fourth quarter at Factory Systems.

        Restructuring and other costs of $17,340,000 in fiscal year 2001 consisted of $7,460,000 for employee severance costs, $2,980,000 for a reserve for legal costs to defend against a pending shareholder class action lawsuit (see Note I for further information), $2,944,000 for the write-off of specialized demonstration equipment taken out of service in the second quarter, $2,536,000 for costs associated with exiting leased facilities, $875,000 for acquisition-related fees, and $545,000 for costs related to a software development project that was terminated in the second quarter. The Company initiated during the second and fourth quarters of fiscal year 2001 a series of cost-cutting programs in response to the industry downturn that included workforce reductions and a reduction in a number of leased facilities. The reduction in the Company's worldwide workforce in fiscal year 2001 was approximately 620 people or 35%, consisting of both temporary and full-time employees. Annualized savings associated with the workforce reductions are anticipated to be approximately $36,000,000. The Company expects the majority of the remaining accrued restructuring and other costs to be paid by the end of 2002.

        For the year ended September 30, 2000, the Company recorded special charges of $25,337,000 in its fourth fiscal quarter. These costs consisted of $4,113,000 charged to revenue, $20,655,000 charged to cost of sales, and $569,000 charged to operating expenses for employee severance.

        The $4,113,000 charge to revenue represented primarily a provision for customer late delivery penalties at the Company's Factory System segment. Special charges to cost of sales recorded in the fourth quarter of fiscal year 2000 were $20,655,000, and included $14,657,000 related to inventory provisions and write-downs, $4,765,000 for contract losses, and $1,233,000 for provisions for warranty expense and other items. The $14,657,000 of inventory reserves and write-downs related to an additional excess and obsolete inventory provision of $6,659,000 and an inventory cost valuation adjustment of $7,998,000. The inventory provision of $6,659,000 primarily resulted from design changes related to the Company's TurboStocker product following certain manufacturing and supply chain problems. The inventory cost valuation adjustment of $7,998,000 primarily resulted from significant fourth quarter manufacturing inefficiencies due to increased manufacturing, assembly, and test time for the TurboStocker product to meet specifications. The contract loss reserve of $4,765,000 consisted of $3,765,000 related to a new order in the fourth quarter of fiscal year 2000 for the Company's first full factory automation system in a 300 mm production fab, where total cost estimates exceeded the contract value, and $1,000,000 for one additional loss making contract. The additional warranty accrual of $1,233,000 was primarily due to an increase in warranty costs for TurboStocker product installed in the field.

        For the year ended September 30, 1999, the Company recorded restructuring and other costs of $6,375,000. The Company recorded special charges of $650,000 in the first quarter, as a provision for severance relating to the termination of 62 employees. This workforce reduction occurred in response to a downturn in the semiconductor equipment industry. In the second quarter, the Company recorded costs of $3,950,000 related to the acquisition of Promis, primarily consisting of legal, accounting and investment banking fees. Additionally, in the second quarter, the Company recorded special charges of $1,850,000 consisting of $1,406,000 for compensation-related costs for five management personnel in the selling, general, and administrative functions to satisfy existing contractual obligations related to the acquired companies; $196,000 of costs associated with exiting leased facilities; and $248,000 for other legal costs. In the fourth quarter, the Company recognized a credit of $75,000 to adjust estimated costs to reflect actual costs incurred through September 30, 1999.

        Rollforward of Restructuring and Other Costs:

	Balance Sheet
		Valuation Allowances	Accrued Legal and Restructuring Costs
	Restructuring and Other Costs Provisions	Fixed Assets	Employee Costs	Legal Costs	Facility Exit Costs	Acquisition Related Costs	Other Costs
	(in thousands)
Q1 FY99 charges	$650	$—	$650	$—	$—	$—	$—
Q2 FY99 charges	5,800	—	1,406	248	196	3,950
Q4 FY99 credits	(75)	—	—	—	—	(75)
FY99 Payments/Disposal	—	—	(1,632)	(248)	(196)	(3,875)	—

Sept. 30, 1999 Balance	6,375	—	424	—	—	—	—

FY00 Payments/Disposals		—	(352)	—	—	—	—

Sept. 30, 2000 Balance		—	72	—	—	—	—
Q2 FY01 charges	11,888	2,944	4,093	2,980	451	875	545
Q4 FY01 charges	5,452	—	3,367	—	2,085	—	—
Payments/Disposals	—	(2,944)	(3,946)	(239)	(201)	(875)	(500)

Sept. 30, 2001 Balance	$17,340	$—	$3,586	$2,741	$2,335	$—	$45

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

PRI AUTOMATION, INC.
Date: April 3, 2002	By:	/s/ MITCHELL G. TYSON Mitchell G. Tyson President and Chief Executive Officer
Date: April 3, 2002	By:	/s/ COSMO S. TRAPANI Cosmo S. Trapani Chief Financial Officer

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