Form 10-Q/A
period 2001-12-30
PRI AUTOMATION INC
filed 2002-04-04
CIK 927362

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-Q/A

               Amendment No. 1 to Quarterly Report on Form 10-Q


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
                                       --------------------------------------------------------------------------------------


The Company expects the majority of the remaining accrued legal and restructuring costs to be paid by the end of fiscal 2002.


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


       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's financial position and results of operations.

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


       GROSS PROFIT: The Company's gross profit was $12.7 million or 23.1% of net revenues for the three months ended December 30, 2001, compared to $26.1 million or 30.8% for the three months ended December 31, 2000. The overall decrease in gross profit of $13.3 million from the comparable period in the prior year included decreases for the OEM Systems and Software Systems operating segments of $16.2 million and $2.8 million, respectively, due to lower volumes of revenues. This decrease was slightly offset by an increase of $5.7 million in the Factory Systems operating segment, primarily due to a favorable change in product mix. During the three months ended December 30, 2001, the Company recorded a provision in cost of revenue of $1.3 million in the Factory and OEM Systems operating segments for a general increase in excess and obsolete inventory due to the effects of the continuing industry downturn.


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


       OTHER INCOME (EXPENSE), NET: Other income, net, for the three months ended December 30, 2001, was $0.7 million. Other expense, net, of $0.4 million for the three months ended December 31, 2000, included an unrealized loss on investment in affiliate of $1.6 million related to the Company's investment in Shinsung warrants due to a change in their fair value. Due to the contractual terms of the warrants and the fact that the common stock of Shinsung is publicly traded, the warrants were accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and thus were included at their current fair value as determined by the Black-Scholes valuation model. Interest income was $0.4 million for the three months ended December 30, 2001, compared to $1.1 million in the comparable period in the prior year due to lower average cash balances and lower interest rates.


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

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRI AUTOMATION, INC.

Date: April 3, 2002                         By:

                                                Cosmo S. Trapani
                                                Duly Authorized Officer and
                                                Principal Financial Officer